Form 10-Q
period 1996-06-30
RENAISSANCE COSMETICS INC /DE/
filed 1996-08-14
CIK 933747

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996.

Commission file number 33-87280


                           RENAISSANCE COSMETICS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                           06-1396287
(State or other jurisdiction of                                (I.R.S. employer
incorporation or organization)                               identification no.)

     955 Massachusetts Avenue
    Cambridge, Massachusetts                                        02139
(Address of principal executive offices)                         (Zip Code)


                                 (617) 497-5584
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


          As of August 12, 1996, there were outstanding 721,168 shares of the registrant's common stock, $.01 par value per share.


- --------------------------------------------------------------------------------

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION................................................4

         Item 1.  Financial Statements........................................4
                  Consolidated Financial Statements (unaudited)
                  Consolidated Balance Sheets as of June 30, 1996
                        (unaudited) and March 31, 1996........................6
                  Consolidated Statements of Operations for the
                       quarter ended June 30, 1996 and 1995 (unaudited).......8
                  Consolidated Statements of Cash Flows for the three
                       months ended June 30, 1996 and 1995 (unaudited)........9
                  Notes to Unaudited Consolidated Financial Statements.......11
         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............13

PART II - OTHER INFORMATION..................................................22

         Item 1.  Legal Proceedings..........................................22
         Item 2.  Changes in Securities......................................22
         Item 3.  Defaults Upon Senior Securities............................22
         Item 4.  Submission of Matters to a Vote of Security-Holders........23
         Item 5.  Other Information..........................................23
         Item 6.  Exhibits and Reports on Form 8-K...........................23

                  SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS


         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; development and operating costs; advertising and promotional efforts; brand awareness; acceptance of new product offerings; changes in business strategy or development plans; quality of management; availability, terms, and development of capital; and other factors referenced in this Form 10-Q.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Information called for by this item is set forth in the financial statements contained on the immediately following seven pages.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
- --------------------------------------------------------------------------------


                                                                      PAGE

ITEM I.  FINANCIAL STATEMENTS:

   Consolidated Balance Sheets                                          6

   Consolidated Statements of Operations                                8

   Consolidated Statements of Cash Flows                                9

   Notes to Consolidated Financial Statements                          11

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                  (PAGE 1 OF 2 PAGES)
- --------------------------------------------------------------------------------

                                                       JUNE 30,
                                                         1996          MARCH 31,
                                                     (UNAUDITED)         1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $  7,573,050    $  1,431,809
  Marketable securities                                   78,452         173,604
  Accounts receivable - net                           28,789,720      34,557,409
  Inventories                                         32,583,462      30,236,739
  Prepaid expenses and other current assets           13,734,579       6,539,828
                                                    ------------    ------------

                  Total current assets                82,759,263      72,939,389

PROPERTY, PLANT AND EQUIPMENT - Net                   14,457,830      14,535,363

DEFERRED FINANCING COSTS - Net                         7,907,363       8,006,782

OTHER ASSETS - Net                                    12,174,123      12,242,090

INTANGIBLE ASSETS - Net                               76,087,760      76,895,294
                                                    ------------    ------------

TOTAL ASSETS                                        $193,386,339    $184,618,918
                                                    ============    ============

                                                      - Continued on next page -


See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                  (PAGE 2 OF 2 PAGES)
- --------------------------------------------------------------------------------

                                                   - Continued from prior page -
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                     $  59,000,000    $  57,000,000
  Accounts payable                                     13,613,349       19,462,868
  Accrued expenses                                     13,627,251       15,157,127
  Other current liabilities                             2,700,000        2,700,000
                                                    -------------    -------------

                  Total current liabilities            88,940,600       94,319,995
                                                    -------------    -------------

LONG-TERM LIABILITIES
  Long-term debt                                       67,403,749       67,322,944
  Minimum royalty obligation                            4,735,562        4,686,039
  Deferred tax liability                                  140,619          140,619
                                                    -------------    -------------

                  Total long-term liabilities          72,279,930       72,149,602
                                                    -------------    -------------

TOTAL LIABILITIES                                     161,220,530      166,469,597
                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES

SENIOR EXCHANGEABLE REDEEMABLE
PREFERRED STOCK - SERIES A:
  Par value $.01 - authorized,  100,000 shares;
    issued 20,000 shares at June 30, 1996, net of
    issuance costs                                     19,091,667             --

REDEEMABLE PREFERRED STOCK:
  Par value $.01 - authorized 40,000 shares; issued,
    11,594 shares at June 30, 1996; 10,503 shares at
    March 31, 1996                                     12,048,897       11,697,624

COMMON STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 - authorized,
    3,000,000 shares; issued 726,818 shares                 7,268            7,268
  Notes receivable from sale of common stock             (517,609)        (517,609)
  Additional paid-in capital                           26,786,732       26,786,732
  Treasury stock, at cost (5,650 shares)                 (210,000)        (210,000)
  Deficit                                             (24,244,736)     (19,563,738)
  Cumulative translation adjustment                      (796,410)         (50,956)
                                                    -------------    -------------

        Total common stockholders' equity               1,025,245        6,451,697

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                            $ 193,386,339    $ 184,618,918
                                                    =============    =============

See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
- --------------------------------------------------------------------------------


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                        1996            1995

NET SALES                                          $ 30,687,893    $ 26,634,548

COST OF GOODS SOLD                                   11,506,087       9,430,183
                                                   ------------    ------------

                  Gross profit                       19,181,806      17,204,365
                                                   ------------    ------------

OPERATING EXPENSES:
  Selling                                            11,332,298       9,165,946
  General and administrative                          5,799,903       3,977,056
  Amortization of intangible and other assets         1,367,545       1,189,026
                                                   ------------    ------------

                  Total operating expenses           18,499,746      14,332,028
                                                   ------------    ------------

OPERATING INCOME                                        682,060       2,872,337

INTEREST EXPENSE (INCOME):
  Interest expense                                    5,200,987       4,434,301
  Interest income                                      (170,369)        (68,234)
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                             (4,348,558)     (1,493,730)

INCOME TAX (BENEFIT)/PROVISION                         (155,500)        121,429
                                                   ------------    ------------

NET LOSS                                             (4,193,058)     (1,615,159)

PREFERRED STOCK DIVIDENDS                               487,940         289,785
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                                       $ (4,680,998)   $ (1,904,944)
                                                   ============    ============

NET LOSS PER COMMON SHARE                          $      (6.49)   $      (2.65)
                                                   ============    ============

WEIGHTED AVERAGE SHARES                                 721,168         720,093
                                                   ============    ============
OUTSTANDING

See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)                                                  (PAGE 1 OF 2 PAGES)
- --------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                             1996            1995
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                                              $ (4,193,058)   $ (1,615,159)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                             869,334         524,365
    Amortization of intangible assets                        807,534         802,436
    Amortization of minimum royalty and other assets         618,073         386,590
    Amortization of deferred financing costs                 726,187         545,766
    Accrued interest on senior notes, subordinated
      seller notes and minimum royalty obligation            314,915         317,454
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable                                    5,767,689      (6,046,162)
    Inventories                                           (2,346,723)     (5,558,562)
    Prepaid expenses and other assets                     (7,744,857)     (1,542,723)
    Accounts payable                                      (5,849,519)     (1,858,075)
    Accrued expenses                                      (1,529,876)      2,649,485
    Other                                                   (745,454)        127,149
                                                        ------------    ------------

          Net cash used in operating activities          (13,305,755)    (11,267,436)
                                                        ------------    ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of marketable securities                             --           (96,868)
  Sale of marketable securities                               95,152          14,950
  Capital expenditures                                      (791,801)     (2,173,587)
                                                        ------------    ------------

          Net cash used in investing activities             (696,649)     (2,255,505)
                                                        ------------    ------------

                                                      - Continued on next page -

See notes to consolidated financial statements

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)                                                  (PAGE 2 OF 2 PAGES)
- --------------------------------------------------------------------------------

                                                   - Continued from prior page -
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net proceeds from notes payable                        2,000,000       8,800,000
  Payment of minimum royalty obligation                   (184,587)           --
  Net proceeds of issuance of redeemable preferred
    stock - Series A                                    18,955,000            --
  Payment of deferred financing costs                     (626,768)           --
                                                      ------------    ------------

          Net cash provided by financing activities     20,143,645       8,800,000
                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       6,141,241      (4,722,941)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    1,431,809       7,001,170
                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                              $  7,573,050    $  2,278,229
                                                      ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $  1,806,534    $  1,168,106
                                                      ============    ============

    Income taxes                                      $     26,657    $    458,151
                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-
  CASH FINANCING TRANSACTIONS:
  Accrued dividends and accretion on redeemable
    preferred stocks                                  $    487,940    $    289,785
                                                      ============    ============

See notes to consolidated financial statements

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The consolidated financial statements of Renaissance Cosmetics, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Cosmar Corporation, Houbigant Ltee, and Dana Perfumes Corporation ("Dana"). All significant intercompany activity has been eliminated. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operation and the consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended March 31, 1996 filed with the Securities and Exchange Commission. Certain reclassifications were made to the 1995 financial statements to conform to the current presentation.

2.       INVENTORIES

         The components of inventories are as follows:

                                                        1996          1996
         Raw material and advertising supplies   $19,072,547   $16,956,874
         Work in process                           1,594,037     2,860,139
         Finished goods                           11,916,878    10,419,726
                                                 -----------   -----------
                                                 $32,583,462   $30,236,739
                                                 ===========   ===========

         The above components are shown net of excess and obsolete inventory reserves of $1,623,000 and $1,540,000 at June 30, 1996 and March 31,
         1996, respectively. At June 30, 1996 and March 31, 1996 approximately 62.8% and 60.7%, respectively, of the Company's inventories are stated at the lower of LIFO cost or market. The excess of current replacement cost over the stated LIFO value was $0 at June 30, 1996 and March 31, 1996, respectively.

3.       NEW ACCOUNTING PRONOUNCEMENT

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees in Notes to Annual Financial Statements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

4.       SUBSEQUENT EVENTS

         a.       Pending Acquisitions

                  On June 27, 1996, the Company, through its wholly-owned subsidiary Cosmar, entered into a stock purchase agreement (the "GAC Acquisition") with Great American Cosmetics, Inc. ("GAC") and Messrs. Larry Pallini and Vincent Carbone, the sole shareholders of GAC to acquire all of the issued and outstanding capital stock of GAC which acquisition if consummated is to be effective on and as of May 1, 1996.

                  On August 6, 1996, the Company, its newly-formed wholly owned subsidiary, Renaissance Acquisition, Inc. ("RAI"), and MEM Company, Inc. ("MEM"), entered into an agreement and plan of merger (the "MEM Acquisition Agreement") pursuant to which RAI will be merged into MEM and each outstanding share of MEM common stock (the "MEM Stock"), other than dissenter's shares, will be converted into the right to receive $7.50 per share in cash (and each share subject to a stock option will be converted into the right to receive the difference between $7.50 per share and the per share exercise price of such option) (the "MEM Acquisition"). The aggregate consideration for the MEM Stock (including the purchase price for the outstanding MEM stock options that will be cashed out in the MEM Acquisition) is approximately $33.8 million, including repayment of MEM's indebtedness (which estimate is based on the balance of such indebtedness at June 30, 1996). Such amount of indebtedness is expected to be higher (and could be materially higher) on the date the MEM Acquisition is closed.

         b.       Proposed Series B Preferred Stock Financing

                  The Company recently entered into a securities purchase agreement with certain investors pursuant to which the Company will issue to those investors up to 80,000 Units, each of which consists of one share of the Company's 14.0% Senior Redeemable Preferred Stock, Series B, par value $0.01 per share (the "Series B Preferred Stock"), and 2.693 Warrants to purchase 2.693 shares of the Company's Common Stock. The Offering of the Units is expected to be consummated prior to the closing of the GAC Acquisition and the MEM Acquisition.

                  The net  proceeds  from the sale of the Units  will be used to redeem the outstanding shares of the Company's Series A Preferred Stock, including accrued dividends thereon, to finance the GAC Acquisition and the MEM Acquisition and the remaining net proceeds will be used for general corporate purposes.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion and analysis relates to the results of operations of Renaissance Cosmetics, Inc. (the "Company") and its major operating divisions, Dana (the Company's domestic "Fragrance" business), Cosmar (the Company's domestic "Cosmetics" business) and International (the Company's "International" business) resulting from the following acquisitions consummated by the Company (collectively, the "Acquisitions"), each of which acquisitions is discussed in greater detail in Item 1 of the Company's Form 10-K for the year ended March 31, 1996 under the caption "Acquisitions."

         1. The Houbigant Acquisition (July and August 1994), in which the Company entered into various license agreements pursuant to which it obtained certain exclusive rights to manufacture and distribute Chantilly, Lutuce, Alyssa Ashley, Raffinee, Demi-Jour, Parfums Parquet French Vanilla, and other mass market fragrances formerly marketed by Houbigant, Inc. (the "Houbigant Fragrances").

         2. The Cosmar Acquisition (August 1994), in which the Company acquired its artificial fingernail products and related fingernail care accessories business.

         3. The Dana Acquisition (December 1994), in which the Company acquired a group of companies engaged in the manufacturing of Tabu, Ambush, Canoe, Canoe Sport and certain other mass-market fragrance and fragrance products.

         4. The ACB Acquisition (December 1994), in which the Company acquired the rights to manufacture and market the Houbigant Fragrances in Canada and which, when combined with the Houbigant Acquisition, gave the Company the worldwide rights to manufacture and market the Houbigant Fragrances.


OPERATIONS FOR THE PERIOD APRIL 1, 1996 THROUGH
JUNE 30, 1996, AND THE PERIOD APRIL 1, 1995
THROUGH JUNE 30, 1995

         NET SALES. The Company's net sales were (in 000's, except %'s):


                                                      1996          1995
DIVISION              NET SALES      % OF TOTAL    NET SALES      % OF TOTAL
- --------------------  -------        ---------     -------        ---------
Fragrance             $10,963            35.7%     $12,275            46.1%
Cosmetic               11,751            38.3%      10,233            38.4%
International           7,974            26.0%       4,127            15.5%
                      -------        ---------     -------        ---------
                      $30,688           100.0%     $26,635           100.0%

         Total Company sales increased 15.2% or $4,053, from $26,635 to $30,688. Fragrance sales decreased 10.7% from $12,275 to $10,963 due in large part to lower than expected sales resulting from the basic Christmas build programs (sales of basic stock to retailers in addition to Christmas gift sets) in June 1996. Management attributes this decline to a corresponding significant increase (compared to last year) in commitments from retailers for the Company's Christmas gift sets which will begin shipping in August. Cosmetic sales increased by 14.8% from $10,233 to $11,751. Contributing to this increase are current year sales of new products such as Ultra-Gel and Nail Fetish which were launched subsequent to last year's period, and continued strong sales of the Company's existing products. International sales increased 93.2% from $4,127 to $7,974 due to the inclusion of sales of Dana's Brazil division which was acquired during December 1995, and from a 5.1% increase in other International sales.

         GROSS PROFIT.  The Company's gross profits were (in 000's, except %'s):


                        1996                         1995
DIVISION            GROSS PROFIT   % OF NET SALES GROSS PROFIT   % OF NET SALES
- ----------------      -------        ---------    ------------    -------------
Fragrance             $ 7,512            68.5%     $ 8,393            68.4%
Cosmetic                7,011            59.7%       6,464            63.2%
International           4,659            58.4%       2,347            56.9%
                      -------        ---------     -------        ---------
                      $19,182            62.5%     $17,204            64.6%

         Gross profit margin in the Fragrance businesses remained relatively stable at 68.5% compared with 68.4%. The decrease in gross profit margin in the Cosmetic business to 59.7% from 63.2% is the result of lower sales of higher-margin Pro-Ten Nail Lacquer (launched during the first quarter of 1995) and an increase in lower-margin promotional sales on the Company's base products done in conjunction with new product launches. The gross profit margin increase in the International division to 58.4% from 56.9% is attributable to higher sales and an increase in the proportion of direct international sales (versus exports) to total international sales.

         SELLING EXPENSE. The Company's selling expenses in the first quarters of fiscal 1996 and fiscal 1995 were $11,332,000 (36.9% of net sales) and $9,166,000 (34.4% of net sales), respectively. The increase in selling expenses as a percentage of sales is principally attributable to increased advertising and promotional spending relating to the Company's strategy of reinvigoration of existing brand equities and the introduction of complementary new products.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses in the first quarter of fiscal 1996 and fiscal 1995 were $5,800,000 (18.9% of net sales) and $3,977,000 (14.9% of net sales), respectively. The increase in general and administrative expenses is attributable to higher legal, audit and other professional fees and to the addition of key personnel by the Company to both its corporate and operating divisions in anticipation of future operating needs.

         AMORTIZATION OF INTANGIBLES AND OTHER ASSETS. Amortization of intangible and other assets was $1,368,000 (4.5% of net sales) and $1,189,000 (4.5% of net sales) for the first quarter of fiscal 1996 and fiscal 1995, respectively.

         OPERATING INCOME. Operating income for the first quarters of fiscal 1996 and 1995 was $682,000 (2.2% of net sales) and $2,872,000 (10.8% of net sales), respectively. Management believes an additional measurement; earnings before interest, taxes, depreciation and amortization ("EBITDA") is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered by the reader as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity. EBITDA is detailed in the table below:


                 (in 000's)                            1996            1995
                                                     ------          ------
Operating Income                                     $  682          $2,872
Add Amortization                                      1,368           1,189
Add Depreciation                                        869             525
                                                     ------          ------
EBITDA                                               $2,919          $4,586
EBITDA % of Net sales                                   9.5%           17.2%

         EBITDA declined $1,667 in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 from $4,586 to $2,919 as a result of (i) lower EBITDA at the Company's Dana division in fiscal 1996 compared to fiscal 1995 due primarily to lower than expected sales resulting from the basic Christmas build program, which management believes is due to a corresponding significant increase in commitments from retailers for the Company's Christmas gift sets which begin shipping in August, and (ii) an increase in general and administrative expenses in fiscal 1996 compared to fiscal 1995 due to higher legal, audit and professional fees and from the addition of key personnel at the Company's corporate and operating divisions in anticipation of future operating needs.

         INTEREST EXPENSE. The Company's total interest expense for the first quarters of fiscal 1996 and 1995 was $5,201,000 and $4,434,000, respectively; while cash interest for the periods was $4,152,000 and $3,571,000, respectively. Interest expense consists of:

CASH INTEREST PAID OR ACCRUED (IN 000'S)                       1996         1995
- ------------------------------------------------------       ------       ------
 Interest on Senior Notes                                    $2,234       $2,234
 Interest on Sellers Notes (Payable in 2002)                    108          100
Interest on Credit Facility                                   1,791        1,228
Other Interest                                                   19            9
                                                             ------       ------
Total Cash Interest Expense                                  $4,152       $3,571

NON-CASH INTEREST EXPENSES
- --------------------------
Accretion of Senior Notes and Seller Notes                   $   81       $   62
Amortization of Deferred Financing Costs                        726          546
Accretion of Interest on Obligations for
Minimum Royalty Payment                                         242          255
                                                             ------       ------
Total Non-Cash Interest Expenses                             $1,049       $  863
Total Interest Expenses                                      $5,201       $4,434

INCOME TAX (BENEFIT)/EXPENSE.

         Income tax (benefit)/expense were ($155,500) and $121,429 for the first quarter of fiscal 1996 and fiscal 1995, respectively. The effective tax rates differ from the United States federal income tax rate of 35% due to state and foreign income taxes and limitations on utilization of federal income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. Net cash used by the Company in operating activities for the three months ended June 30, 1996 was $13,305,755, consisting primarily of a Net Loss of $4,193,058, less the impact of non-cash items impacting Net Loss of $3,336,043; an increase in operating assets of inventories and prepaid expenses and other assets of $2,346,723 and $7,744,857, respectively, and a decrease in accounts payable and accrued expenses of $5,849,519 and $1,529,876, respectively, less the impact of decrease in accounts receivable of $5,767,689.

         Net cash used in investing activities was $696,649, consisting primarily of capital expenditures. Net cash provided by financing activities was $20,143,645, consisting primarily of net proceeds from the Company's credit facility (the "Existing Credit Facility") ($2,000,000) and the issuance of Series A Preferred Stock ($18,955,000). The net increase in cash and cash equivalents was $6,141,241. As of June 30, 1996, the Company had outstanding institutional indebtedness of $126.4 million including $59.0 million under its Existing Credit Facility, $29.0 million of which is related to the revolving credit portion. On September 8, 1995, the revolving credit portion of the Company's Existing Credit Facility was amended to increase the Company's availability to $30.0 million from $20.0 million. Due to the nature of the fragrance/cosmetics industry, both the Company's need for working capital and its income stream are seasonal. The most significant liquidity requirements occur prior to the sales surge in connection with the production of inventory and shipment to customers in advance of the year-end holiday sales season and other events such as new launches.

         On May 29, 1996, the Company entered into a Securities Purchase Agreement with a Fund, under which the Company issued $20.0 million aggregate value of Series A Senior Exchangeable Redeemable Preferred Stock (Series A Preferred). If the Series A Preferred remains outstanding on or after August 31, 1998, it will be exchangeable, at the option of the Company, into an equal amount of Senior Notes. The Series A Preferred has a dividend of 12% per annum, payable quarterly in cash or additional preferred stock at the option of the Company. The Holders of Series A Preferred may exercise an option to purchase 4.6% of the fully diluted outstanding shares of Common Stock of the Company for $5.0 million.

         In addition to the $20.0 million Series A Preferred, on June 14, 1996, the financial institution with which the Company has its Existing Credit Facility agreed to increase its availability under the revolving credit facility from $30.0 million to $40.0 million.

         The Existing Credit Facility matures in December 1996. The Company is seeking to secure a new credit facility (the "New Credit Facility") in order to refinance the Existing Credit Facility which matures in December 1996 and to provide capital for acquisitions and general corporate purposes. Although the Company has not received a commitment letter from any financial institution or entered into a binding agreement with respect to the New Credit Facility as of the date of this report, the Company has received proposals from and commenced discussions with prospective lenders. The Company is seeking to obtain a New Credit Facility with approximately $100 million in maximum available borrowings. However, the Company has no binding commitment from any financial institution, and accordingly, there can be no assurance that such additional financing alternatives will be available to the Company. If the Company is unable to obtain the financing, it may be required to postpone and/or change significant elements of its business strategy. In addition, although management believes that the Company has made significant progress in improving sales and operating efficiency, there can be no assurance that the Company's future performance will not be adversely affected by economic, financial, and business factors not subject to its control.

         Proposed  Series B Preferred  Stock  Financing.  The  Company  recently entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain investors pursuant to which the Company will issue to those investors up to 80,000 Units, each of which consists of one share of the Company's 14.0% Senior Redeemable Preferred Stock, Series B, par value $0.01 per share (the "Series B Preferred Stock"), and 2.693 Warrants (the "Warrants") to purchase 2.693 shares of the Company's Common Stock. Annual dividends of $140 per share on the Series B Preferred Stock will be cumulative and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing November 15, 1996. Dividends may, at the option of the Company, be paid in cash or by issuing additional shares of Series B Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends through August 31, 2002, and in cash thereafter; provided that in the event that the Company's existing Senior Notes issued pursuant to the Company's existing Indenture are redeemed, dividends shall be paid in cash on the first dividend payment date following the earlier of one year from the date of such redemption or August 31, 2002. The Series B Preferred Stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends thereon.

         The net proceeds from the sale of the Units will be used to redeem the outstanding shares of Series A Preferred Stock, including accrued dividends thereon, to finance the GAC Acquisition (including repayment of debt and the payment of fees and expenses related thereto), which acquisition is described below and is subject to satisfaction of the conditions to closing contained in the GAC Acquisition Agreement (described below), to consummate the MEM Acquisition (including the repayment of debt and the payment of fees and expenses related thereto), which acquisition is described below and is subject to the satisfaction of the conditions to closing contained in the MEM Acquisition Agreement (described below) and the Company having entered into the New Credit Facility, and the remaining net proceeds will be used for general corporate purposes.

         The Offering of the Units is expected to be consummated prior to the closing of the Acquisitions and the New Credit Facility. There can be no assurance that the Acquisitions will be completed or that the Company will be successful in obtaining the New Credit Facility. The GAC Acquisition Agreement and the MEM Acquisition Agreement are subject to customary closing conditions. In addition, the Company does not expect to consummate the MEM Acquisition until it has entered into the New Credit Facility. In the event that the New Credit Facility is secured, the Company intends to use borrowings thereunder to repay all indebtedness outstanding under the Existing Credit Facility and for general corporate purposes. In the event that the GAC Acquisition or the MEM Acquisition is not completed, the Company expects to use the excess net proceeds from the above-described offering of Units that would have been used to finance the GAC Acquisition or the MEM Acquisition to repay indebtedness under the Existing Credit Facility and to finance additional acquisitions that the Company expects to make in the future.

         Pending Acquisition of Great American Cosmetics, Inc. On June 27, 1996, the Company, through its wholly-owned subsidiary Cosmar, entered into a stock purchase agreement (the "GAC Acquisition Agreement") with Great American Cosmetics, Inc. ("GAC"), and Messrs. Larry Pallini and Vincent Carbone, the sole shareholders of GAC (the "Sellers"), to acquire all of the issued and outstanding capital stock of GAC (the "GAC Acquisition"), which acquisition if consummated is to be effective on and as of May 1, 1996.

         GAC is a privately-owned company formed in 1990 that outsources, markets, distributes, advertises, promotes and merchandises mid-priced, mass-marketed lipsticks, eye make-up, nail polish products and related accessories sold under the Nat Robbins trademark. According to GAC's audited financial statements, GAC had revenues of approximately $7.8 million and net income of approximately $1.1 million for the year ended December 31, 1995.

         The purchase price for the GAC Acquisition is $15.25 million in cash, $14.25 million of which is payable to the Sellers at the closing and the remaining $1.0 million of which is payable into escrow to secure the Sellers' post-closing obligation to indemnify Cosmar for breaches of the Sellers' representations, warranties and covenants contained in the GAC Acquisition Agreement. The

Company has deposited $600,000 with an escrow agent (the "Deposit"), which may be applied in full toward the purchase price at the closing of the GAC Acquisition. If the GAC Acquisition is not consummated on or before August 31, 1996, the GAC Acquisition Agreement will be terminated and the Deposit will be returned to the Company unless the failure to complete the GAC Acquisition by such date was as a result of the Company's failure to obtain financing for the transaction, in which case the Sellers shall be entitled to retain the Deposit as liquidated damages. In connection with the closing of the GAC Acquisition, the Company will repay approximately $1.6 million of GAC indebtedness (the "GAC Bank Debt") (which estimate is based on indebtedness at March 31, 1996). Such amount of indebtedness is expected to be lower on the closing date of such acquisition. Also, in connection with the closing, GAC will repay to the Sellers the amount outstanding under certain shareholder loans, which were $181,500 at March 31, 1996.

         The GAC Acquisition Agreement contains certain conditions to closing, including the delivery of legal opinions, the absence of any orders, decrees or injunctions preventing or delaying the closing, the execution of the consulting agreements referred to below and the Company having obtained financing on terms acceptable to it. Although the Company expects such conditions will be satisfied, there can be no assurance that the GAC Acquisition will be completed. The Company is entitled to indemnification under the GAC Acquisition for losses suffered as a result of any breach by the Sellers of any representation, warranty, covenant or agreement contained in the GAC Acquisition Agreement. The Company may not seek indemnification until it has claims exceeding 1% of the purchase price at which point the Sellers shall be responsible for all amounts in excess of $50,000. Neither Seller is liable for indemnification in an amount in excess of the amount of consideration received by him.

         Cosmar has agreed to retain Messrs. Pallini and Carbone as consultants to Cosmar and its affiliates upon consummation of the GAC Acquisition. Mr. Pallini's consulting agreement is for a term of three (3) years with annual compensation of $200,000 per year, payable in thirty-six (36) equal monthly installments. Mr. Carbone's consulting agreement is for a term of one (1) year with annual compensation of $150,000, payable in twelve (12) equal monthly installments.

         Pending Acquisition of MEM Company, Inc. On August 6, 1996, the Company, its newly-formed wholly owned subsidiary, Renaissance Acquisition, Inc. ("RAI"), and MEM Company, Inc. ("MEM"), entered into an agreement and plan of merger (the "MEM Acquisition Agreement") pursuant to which RAI will be merged into MEM and each outstanding share of MEM common stock (the "MEM Stock"), other than dissenter's shares, will be converted into the right to receive $7.50 per share in cash (and each share subject to a stock option will be converted into the right to receive the difference between $7.50 per share and the per share exercise price of such option) (the "MEM Acquisition"). The aggregate consideration for the MEM Stock (including the purchase price for the outstanding MEM stock options that will be cashed out in the MEM Acquisition) is approximately $33.8 million, including repayment of MEM's indebtedness (which estimate is based on the balance of such indebtedness at June 30, 1996). Such amount of indebtedness is expected to be higher (and could be materially higher) on the date the MEM Acquisition is closed.

         MEM, a publicly-traded American Stock Exchange company, distributes a diversified line of fragrances and toiletries in the mass market distribution channel. MEM's products are marketed under the nationally advertised trademarks English Leather(R), British Sterling(R), Heaven Sent(R), LOVE's(R),
Tinkerbell(R), Acqu di Selva(R), Timberline(R), Love's Frenzy(R) and Love's Clean & Natural product lines. Tom Fields, Ltd. ("Tom Fields"), a division of MEM, manufactures and markets a line of children's cosmetics and accessories principally under the trademark Tinkerbell(R). A subsidiary, Tom Fields (U.K.) Ltd., markets this line of children's products in the United Kingdom and elsewhere in Europe. The principal market for MEM's products is the United States. According to MEM's audited financial statements, MEM had net sales of approximately $44.8 million and a net loss of approximately $30 million for the year ended December 31, 1995. According to MEM's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, one national customer accounted for 13% of net sales in 1995 and 14% of net sales in 1994 and the loss of such customer would have a material adverse effect. According to MEM's Form 10-Q for the quarter ended June 30, 1996, net sales declined to $9.2 million during the six months ended June 30,1996 from $11.0 million during the prior year's comparable period and the net loss for the period increased to $4.4 million from $3.2 million in the prior year's comparable period.

         The MEM Acquisition Agreement does not provide for indemnification of the Company for losses suffered as a result of breaches of representations, warranties, covenants and agreements, and no escrow has been set aside for such indemnification. The MEM Acquisition Agreement contains standard representations and warranties for a transaction of this type, all of which will terminate upon the effectiveness of the MEM Acquisition. Under the terms of the MEM Acquisition Agreement, at or prior to the closing, the Company is required to establish a stay bonus program for selected employees of MEM. Also, prior to the closing, MEM may establish its own stay bonus program, and, if the MEM Acquisition Agreement is terminated by MEM as a result of the Company's breach of its obligations thereunder or the MEM Acquisition does not close because the Company fails to obtain financing, the Company has agreed to reimburse MEM for such stay bonus program up to an aggregate amount of $500,000. The consummation of the MEM Acquisition will be subject to customary closing conditions, including the approval of the stockholders of MEM, the receipt of requisite regulatory and third party consents and approvals, the absence of an order, decree or injunction preventing the transaction, the receipt of a fairness opinion from MEM's independent investment banking firm, the accuracy of all representations and warranties, the performance of all covenants and agreements, the receipt of legal opinions, the absence of material adverse changes and the obtaining by the Company of financing to complete the MEM Acquisition on terms acceptable to it.

         The MEM Acquisition Agreement may be terminated by MEM if the MEM Acquisition is not completed by November 30, 1996 or at any time (i) if required by MEM's board of directors in the exercise of its fiduciary duties or (ii) if the Company has defaulted in the performance of the MEM Acquisition Agreement and such default remains uncured for 30 days after notice thereof.

         If the MEM Acquisition is not consummated because MEM terminates the MEM Acquisition Agreement as a result of exercising its fiduciary out at a time when the Company and RAI are in compliance with all of their representations, warranties, covenants and agreements contained therein and within 12 months from the date of the MEM Acquisition Agreement, MEM consummates or enters into an agreement or other arrangement to consummate an acquisition transaction with any party other than the Company, MEM will be obligated to pay to the Company the sum of $1.0 million.

         If the MEM Acquisition is not consummated because the Company or RAI terminates the MEM Acquisition Agreement as a result of the failure to close the financing for the MEM Acquisition, the Company will be obligated to pay MEM the sum of $1.0 million.

         The Company does not intend to effect the MEM Acquisition unless and until it obtains the New Credit Facility. In addition, consummation of the MEM Acquisition may require the consent of holders of a majority of the principal amount of the Senior Notes.

         An action (seeking class action certification) was filed on July 31, 1996, on behalf of the shareholders of MEM against MEM and four of its current and former directors, alleging that the compensation offered to the shareholders in the MEM Acquisition is inadequate and grossly unfair and that the defendants violated their fiduciary duties by not seeking additional potential purchasers for MEM. The actions seeks, among other things, a court order requiring the defendants to seek other purchasers, or, if the MEM Acquisition is consummated, damages. MEM has advised the Company that MEM believes that this action is without merit and that it intends to vigorously defend such action.

         Also on August 6, 1996, the Company entered into a definitive employment agreement with Gay Mayer, the current Chairman, Chief Executive Officer and President of MEM, pursuant to which the Company will retain Mr. Mayer as an officer of the Company following the effective time of the MEM Acquisition. Mr. Mayer's employment agreement will be for a term of 30 months at an annual salary of $250,000, payable in equal semi-monthly payments. The Company has agreed to grant an option to Mr. Mayer to acquire 5,000 shares of the Company's common stock upon the closing of the MEM Acquisition. The per share exercise price of the option will be equal to $104.00.

         There can be no assurance that the Company will complete either the GAC Acquisition or the MEM Acquisition.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

         ACB Litigations. In April 1995, the Company and Houbigant, Inc. secured a temporary restraining order barring the importation or sale in the United States of certain trademarked goods in an action (the "New York action") now pending in the United States District Court for the Southern District of New York against ACB Fragrances and Cosmetics, Inc., and ACB Mercantile Inc. (the "ACB Companies"), the principals of the ACB Companies, and V&B Distributors, Harold Schiff, A. Rosenblum Sales, Inc. and Bernard Rosenblum (the "Resellers"). The claims against the Resellers have been settled. In June 1995, the ACB Companies filed an answer asserting counterclaims for, INTER ALIA, defamation, conspiracy, and cancellation of trademarks. In October 1995 and January 1996 the court granted the Company's motion to dismiss as to all counts of ACB's counterclaims against the Company and its affiliates except for three counts against the Company's Canadian affiliate, Houbigant (1995) Ltee ("PPI-Canada"), for breach of contract and tortious interference with business relations, and two counts against the Company and its affiliates for tortious interference.

         In May 1995, PPI-Canada filed suit in the Superior Court of the District of Montreal, Canada against the ACB Companies and the principals of the ACB Companies, seeking damages and/or restitution in the amount of approximately $8,000,000 (Canadian) for breach of contract and fraud in connection with the Company's acquisition of substantially all of the assets of the ACB Companies in December 1994 (the "Canadian action").

         The parties to the New York action and the Canadian action and others have agreed to a settlement of all the litigations. Under the settlement, all claims and counterclaims, including the remaining ACB counterclaims, will be dismissed and a payment will be made to the Company in the sum of (U.S.)$850,000. The payment of the $850,000 will be made substantially contemporaneously with the Company's obligation to pay $2.7 million in connection with the purchase of certain inventory from Houbigant in 1994 and other matters.

         Atlantis Litigation. The Company is a defendant in a lawsuit filed in New York State Supreme Court in March 1995 by Atlantis International, Ltd. ("Atlantis") and Brian Appel. The complaint alleges defamation and intentional interference with Atlantis' contractual and business relationships, and seeks damages allegedly suffered in the amount of $6,000,000 and punitive damages in the amount of $1,000,000. The Company has been given an indefinite extension of time to answer or move against the complaint but intends to vigorously defend this lawsuit and believes that it has substantial and meritorious defenses.

ITEM 2.           CHANGES IN SECURITIES.

         N/A.

EXHIBIT NO.
                  DESCRIPTION OF DOCUMENT



ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         N/A.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         N/A.

ITEM 5.           OTHER INFORMATION.

         N/A.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)   Exhibits.

                  The following exhibits are included in Item 6:

Exhibit No.                   Description Of Document
- -----------                   -----------------------

10.70 Stock Purchase Agreement among Cosmar Corporation, a Delaware corporation ("Cosmar"), Larry Pallini, Vincent Carbone and Great American Cosmetics, Inc., a New York corporation ("Great American"), entered into on June 27, 1996 and effective on and as of May 1, 1996, providing for the acquisition by Cosmar of all of the capital stock of Great American.

10.71 Agreement and Plan of Merger among the Company, Renaissance Acquisition, Inc., a New York corporation ("RAI"), and MEM Company, Inc., a New York corporation ("MEM"), dated as of August 6, 1996.

10.72 Stockholder Agreement among the Company, RAI and the holders of the Common Stock of MEM, dated August 7, 1996.

10.73 Employment Agreement between the Company and Gay A. Mayer, dated August 6, 1996.

10.74 Employment Agreement between the Company and Thomas V. Bonoma, dated August 6, 1996.

27.1           Financial Data Schedule.


         (b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           RENAISSANCE COSMETICS, INC.


Dated:  August 14, 1996                    By:   /s/ THOMAS T.S. KAUNG
                                                 ---------------------
                                                 Thomas T.S. Kaung
                                                 Group Vice-President, Finance
                                                   and Chief Financial Officer

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1996

                           RENAISSANCE COSMETICS, INC.
                         Commission File Number 33-87280
                            -------------------------

                                    EXHIBITS
                            -------------------------

         The following exhibits are filed with this Form 10-Q and appear below:

Exhibit No.                   Description Of Document                      Page
- -----------                   -----------------------                      ----

10.70 Stock Purchase Agreement among Cosmar Corporation, a Delaware corporation ("Cosmar"), Larry Pallini, Vincent Carbone and Great American Cosmetics, Inc., a New York corporation ("Great American"), entered into on June 27, 1996 and effective on and as of May 1, 1996, providing for the acquisition by Cosmar of all of the capital stock of Great American.

10.71 Agreement and Plan of Merger among the Company, Renaissance Acquisition, Inc., a New York corporation ("RAI"), and MEM Company, Inc., a New York corporation ("MEM"), dated as of August 6, 1996.

10.72 Stockholder Agreement among the Company, RAI and the holders of the Common Stock of MEM, dated
               August 7, 1996.

10.73          Employment  Agreement  between the Company and Gay
               A. Mayer, dated August 6, 1996.

10.74          Employment   Agreement  between  the  Company  and
               Thomas V. Bonoma, dated August 6, 1996.

27.1           Financial Data Schedule.