Form 10-Q/A
period 1996-06-30
RENAISSANCE COSMETICS INC /DE/
filed 1996-08-26
CIK 933747

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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


           Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]      No [_]


              As of August 12, 1996, there were outstanding 721,168
                shares of the registrant's common stock, $.01 par
                                value per share.


- --------------------------------------------------------------------------------

                                  INTRODUCTION
                                  ------------


           The purpose of this filing is to correct certain information regarding the net loss incurred by MEM Company, Inc. for the year ended December 31, 1995, as described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


OPERATIONS FOR THE PERIOD APRIL 1, 1996 THROUGH
JUNE 30, 1996, AND THE PERIOD APRIL 1, 1995
THROUGH JUNE 30, 1995

           NET SALES. The Company's net sales were (in 000's, except %'s):

                               1996                         1995
DIVISION                     NET SALES      % OF TOTAL    NET SALES      % OF TOTAL
- ----------------------       -------        ------        -------        ------
Fragrance                    $10,963            35.7%     $12,275            46.1%
Cosmetic                      11,751            38.3%      10,233            38.4%
International                  7,974            26.0%       4,127            15.5%
                             -------        ------        -------        ------
                             $30,688           100.0%     $26,635           100.0%

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

           GROSS  PROFIT.  The Company's  gross  profits were (in 000's,  except
%'s):

                               1996                         1995
DIVISION                   GROSS PROFIT  % OF NET SALES  GROSS PROFIT   % OF NET SALES
- ----------------------       -------        ------        -------        ------
Fragrance                    $ 7,512            68.5%     $ 8,393            68.4%
Cosmetic                       7,011            59.7%       6,464            63.2%
International                  4,659            58.4%       2,347            56.9%
                             -------        ------        -------        ------
                             $19,182            62.5%     $17,204            64.6%

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

           INTEREST EXPENSE. The Company's total interest expense for the first quarters of fiscal 1996 and 1995 was $5,201,000 and $4,434,000, respectively; while cash interest for the periods was $4,152,000 and $3,571,000, respectively. Interest expense consists of:

CASH INTEREST PAID OR ACCRUED (IN 000'S)                       1996         1995
- ---------------------------------------                      ------       ------
 Interest on Senior Notes                                    $2,234       $2,234
 Interest on Sellers Notes (Payable in 2002)                    108          100
Interest on Credit Facility                                   1,791        1,228
Other Interest                                                   19            9
                                                             ------       ------
Total Cash Interest Expense                                  $4,152       $3,571


NON-CASH INTEREST EXPENSES
- --------------------------
Accretion of Senior Notes and Seller Notes                   $   81       $   62
Amortization of Deferred Financing Costs                        726          546
Accretion of Interest on Obligations for
Minimum Royalty Payment                                         242          255
                                                             ------       ------
Total Non-Cash Interest Expenses                             $1,049       $  863
Total Interest Expenses                                      $5,201       $4,434


INCOME TAX (BENEFIT)/EXPENSE

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


           MEM, a publicly-traded American Stock Exchange company, distributes a diversified line of fragrances and toiletries in the mass market distribution channel. MEM's products are marketed under the nationally advertised trademarks English Leather(R), British Sterling(R), Heaven Sent(R), LOVE's(R), Tinkerbell(R), Acqua di Selva(R), Timberline(R), Love's Frenzy(R) and Love's Clean & Natural product lines. Tom Fields, Ltd. ("Tom Fields"), a division of MEM, manufactures and markets a line of children's cosmetics and accessories principally under the trademark Tinkerbell(R). A subsidiary, Tom Fields (U.K.) Ltd., markets this line of children's products in the United Kingdom and elsewhere in Europe. The principal market for MEM's products is the United States. According to MEM's audited financial statements, MEM had net sales of approximately $44.8 million and a net loss of approximately $3.0 million for the year ended December 31, 1995. According to MEM's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, one national customer accounted for 13% of net sales in 1995 and 14% of net sales in 1994 and the loss of such customer would have a material adverse effect. According to MEM's Form 10-Q for the quarter ended June 30, 1996, net sales declined to $9.2 million during the six months ended June 30,1996 from $11.0 million during the prior year's comparable period and the net loss for the period increased to $4.4 million from $3.2 million in the prior year's comparable period.


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


                                           RENAISSANCE COSMETICS, INC.



Dated:  August 26, 1996                    By: /s/ Thomas T.S. Kaung
                                               -----------------------
                                               Thomas T.S. Kaung
                                               Group Vice-President, Finance
                                                  and Chief Financial Officer