Form 10-Q
period 1996-09-30
RENAISSANCE COSMETICS INC /DE/
filed 1996-11-14
CIK 933747

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996.

Commission file number: 33-87280


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


         As of November 13, 1996, there were outstanding 825,086 shares of the registrant's common stock, $.01 par value per share.

--------------------------------------------------------------------------------

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................5

         Item 1.   Financial Statements........................................5
                   Consolidated Financial Statements (unaudited)
                   Consolidated Balance Sheets as of September 30, 1996
                       (unaudited) and March 31, 1996..........................6
                   Consolidated Statements of Operations for the
                       three and six months ended September 30, 1996
                       and 1995 (unaudited)....................................8
                   Consolidated Statements of Cash Flows for the six months
                       ended September 30, 1996 and 1995 (unaudited)...........9
                   Notes to Unaudited Consolidated Financial Statements.......11
         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............14

PART II - OTHER INFORMATION...................................................23

         Item 1.   Legal Proceedings..........................................23
         Item 2.   Changes in Securities......................................23
         Item 3.   Defaults Upon Senior Securities............................23
         Item 4.   Submission of Matters to a Vote of Security-Holders........23
         Item 5.   Other Information..........................................23
         Item 6.   Exhibits and Reports on Form 8-K...........................24

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

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

         Information called for by this item is set forth in the financial statements contained on the immediately following nine pages.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
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

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                    SEPTEMBER 30,     MARCH 31,
                                                        1996            1996
                                                    ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $ 69,523,193    $  1,431,809
  Marketable securities                                  241,780         173,604
  Accounts receivable - net                           50,524,914      34,557,409
  Inventories                                         38,509,891      30,236,739
  Prepaid expenses and other current assets            7,300,459       6,539,828
                                                    ------------    ------------

   Total current assets                              166,100,237      72,939,389

PROPERTY, PLANT AND EQUIPMENT - Net                   14,536,325      14,535,363

DEFERRED FINANCING COSTS - Net                         7,128,127       8,006,782

OTHER ASSETS - Net                                    11,588,769      12,242,090

INTANGIBLE ASSETS - Net                               91,044,910      76,895,294
                                                    ------------    ------------

TOTAL ASSETS                                        $290,398,368    $184,618,918
                                                    ============    ============


See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           SEPTEMBER 30,      MARCH 31,
                                                               1996             1996
                                                           -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                            $  54,200,000    $  57,000,000
  Accounts payable                                            13,911,275       19,462,868
  Accrued expenses                                            20,048,834       15,157,127
  Other current liabilities                                         --          2,700,000
                                                           -------------    -------------

   Total current liabilities                                  88,160,109       94,319,995
                                                           -------------    -------------

LONG-TERM LIABILITIES:
  Long-term debt                                              67,491,890       67,322,944
  Minimum royalty obligation                                   4,917,756        4,686,039
  Deferred tax liability                                            --            140,619
                                                           -------------    -------------

   Total long-term liabilities                                72,409,646       72,149,602
                                                           -------------    -------------

   Total liabilities                                         160,569,755      166,469,597
                                                           -------------    -------------

COMMITMENTS AND CONTINGENCIES

SENIOR EXCHANGEABLE REDEEMABLE
  PREFERRED STOCK - SERIES B:
  Par value $.01 - authorized, 350,000 shares;
    issued 115,000 shares at September 30, 1996               78,320,860             --
                                                           -------------    -------------

REDEEMABLE PREFERRED STOCK:
  Par value $.01 - authorized, 40,000 shares;
  issued, 11,884 shares at September 30, 1996;
  11,594 shares at March 31, 1996                             12,410,719       11,697,624
                                                           -------------    -------------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 - authorized,
    3,000,000 shares; issued, 830,736 shares at
    September 30, 1996; 726,818 shares at March 31, 1996           8,308            7,268
  Notes receivable from sale of common stock                    (517,609)        (517,609)
  Additional paid-in capital                                  69,403,049       26,786,732
  Treasury stock, at cost (5,650 shares)                        (210,000)        (210,000)
  Deficit                                                    (28,744,272)     (19,563,738)
  Cumulative translation adjustment                             (842,442)         (50,956)
                                                           -------------    -------------

   Total common stockholders' equity                          39,097,034        6,451,697
                                                           -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 290,398,368    $ 184,618,918
                                                           =============    =============

See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                          ----------------------------    ----------------------------
                                              1996            1995            1996            1995
                                          ------------    ------------    ------------    ------------
NET SALES                                 $ 50,354,298    $ 37,169,589    $ 81,042,191    $ 63,804,137

COST OF GOODS SOLD                          18,719,037      14,945,359      30,225,124      24,375,542
                                          ------------    ------------    ------------    ------------

         Gross profit                       31,635,261      22,224,230      50,817,067      39,428,595
                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Selling                                  19,984,430      13,211,517      31,316,728      22,377,463
   General and administrative                4,287,390       3,924,385      10,087,293       7,901,441
   Amortization of intangible and other
     assets                                  1,754,824       1,225,411       3,122,369       2,414,437
                                          ------------    ------------    ------------    ------------

Total operating expenses                    26,026,644      18,361,313      44,526,390      32,693,341
                                          ------------    ------------    ------------    ------------

OPERATING INCOME                             5,608,617       3,862,917       6,290,677       6,735,254

INTEREST EXPENSE (INCOME):
   Interest expense                          5,637,240       4,569,509      10,838,227       9,003,810
   Interest income                            (564,181)        (88,329)       (734,550)       (156,563)
                                          ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME
   TAXES                                       535,558        (618,263)     (3,813,000)     (2,111,993)

INCOME TAX PROVISION                           463,500         576,038         308,000         697,467
                                          ------------    ------------    ------------    ------------

NET INCOME (LOSS)                               72,058      (1,194,301)     (4,121,000)     (2,809,460)

PREFERRED STOCK DIVIDENDS                    4,571,594         370,913       5,059,534         660,698
                                          ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO
   COMMON STOCKHOLDERS                    $ (4,499,536)   $ (1,565,214)   $ (9,180,534)   $ (3,470,158)
                                          ============    ============    ============    ============

NET LOSS PER COMMON SHARE                 $      (6.00)   $      (2.17)   $     (12.48)   $      (4.82)
                                          ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING            749,971         720,093         735,648         720,093
                                          ============    ============    ============    ============

See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       1996            1995
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (4,121,000)   $ (2,809,460)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
   Depreciation                                                       1,678,877       1,112,872
   Amortization of intangible assets                                  1,558,903       1,641,257
   Amortization of minimum royalty and other assets                   1,563,466         773,180
   Amortization of deferred financing costs                           1,605,064       1,162,145
   Accrued interest on senior notes, subordinated seller notes
     minimum royalty obligation                                         657,162         643,687
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                             (13,925,486)    (23,040,071)
    Inventories                                                      (6,698,302)     (3,054,184)
    Prepaid expenses and other assets                                (1,187,951)     (2,865,851)
    Accounts payable                                                 (6,686,654)     (1,342,339)
    Accrued expenses                                                  1,551,771       1,973,393
    Other current liabilities                                        (2,700,000)           --
    Other                                                              (930,105)        131,434
                                                                   ------------    ------------

   Net cash used in operating activities                            (27,634,255)    (25,673,937)
                                                                   ------------    ------------

See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                   SIX MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               1996             1995
                                                           -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                        $        --      $     253,849
  Sale of marketable securities                                  (68,176)      (4,135,521)
  Capital expenditures                                        (1,635,287)            --
  Acquisition of business - net of cash acquired             (15,379,768)            --
                                                           -------------    -------------

   Net cash used in investing activities                     (17,083,231)      (3,881,672)
                                                           -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable                                   --         25,000,000
  Payment of minimum royalty obligation                         (256,499)            --
  Net proceeds of issuance of preferred stock - Series A      18,955,000             --
  Payment of deferred financing costs                           (726,409)        (900,000)
  Net repayment of notes payable                              (2,800,000)            --
  Redemption of preferred stock - Series A                   (20,433,973)            --
  Net proceeds of issuance of redeemable preferred stock
  - Series B                                                 108,320,751             --
  Net proceeds from issuance of common stock                   9,750,000             --
                                                           -------------    -------------

   Net cash provided by financing activities                 112,808,870       24,100,000
                                                           -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 68,091,384       (5,455,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                         1,431,809        7,001,170
                                                           -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  69,523,193    $   1,545,561
                                                           =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
    Interest                                               $   8,188,701    $   6,741,894
                                                           =============    =============

    Income taxes                                           $     994,868    $     597,208
                                                           =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING TRANSACTIONS:
    Accrued dividends and accretion on redeemable
     preferred stocks                                      $   5,059,534    $     660,698
                                                           =============    =============

See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

   The consolidated financial statements of Renaissance Cosmetics, Inc. (the "Company") have been prepared by the Company and are unaudited and include the accounts of the Company and its wholly-owned subsidiaries, Cosmar Corporation ("Cosmar"), Houbigant Ltee, and Dana Perfumes Corporation ("Dana"). All significant intercompany activity has been eliminated. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

   In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended March 31, 1996 filed with the Securities and Exchange Commission. Certain reclassifications were made to the 1995 financial statements to conform to the current periods presentation.

2.       INVENTORIES

   The components of inventories are as follows:


                                               SEPTEMBER 30,    MARCH 31,
                                                    1996          1996

       Raw materials and advertising supplies   $11,370,826   $16,956,874
       Work in process                              651,407     2,860,139
       Finished goods                            26,487,658    10,419,726
                                                -----------   -----------

                                                $38,509,891   $30,236,739
                                                ===========   ===========

   The above components are shown net of excess and obsolete inventory reserves of $1,980,000 and $1,540,000 at September 30, 1996 and March 31, 1996,
   respectively. At September 30, 1996 and March 31, 1996, 59.8% and 60.7%, respectively, of the Company's inventories are stated at the lower of LIFO cost or market. The excess of current replacement cost over the stated LIFO value was $0 at September 30, 1996 and March 31, 1996, respectively.

3.       NEW ACCOUNTING PRONOUNCEMENT

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which is effective for the Company beginning April 1, 1996.
   SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees in Notes to Annual Financial Statements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

4.       SETTLEMENT OF LITIGATION

   On July 23, 1996, the Houbigant litigation previously disclosed in our Annual Report on Form 10K, was settled. The Company paid $1,850,000 owed to Houbigant, net of the settlement of $850,000.

   The Settlement Agreement also included certain modifications of existing royalty agreements with Houbigant, in order to consolidate the worldwide exclusive rights to sell the Houbigant Fragrances.

5.       ACQUISITION

   On August 21, 1996, RCI, through its Cosmar subsidiary, completed its acquisition of all of the issued and outstanding capital stock of Great American Cosmetics Company ("GAC") pursuant to a Stock Purchase Agreement (the "GAC Acquisition Agreement"), dated June 27, 1996, with GAC and Messrs. Pallini and Carbone, the sole shareholders of GAC (the "Sellers").

   GAC outsources, markets, distributes, advertises, promotes and merchandises mid-priced, mass-marketed lipsticks, eye make-up, nail polish products and related accessories sold under the Nat Robbins trademark.

   The purchase price for the GAC Acquisition was $15,250,000 in cash, approximately $14,209,000 of which was paid to the Sellers at closing, approximately $41,000 of which was retained by Cosmar to fund possible post-closing severance bonuses to certain GAC employees and the remaining $1,000,000 of which was placed into escrow to secure the Sellers' post-closing obligation to indemnity Cosmar for breaches of the Sellers' representations, warranties and covenants contained in the GAC Acquisition Agreement. Concurrent with the closing, RCI repaid $796,000 of GAC indebtedness. Immediately prior to the closing, GAC repaid $184,000 of loans owed to its shareholders. In connection with the closing, the Company agreed to fund up to $141,000 (with up to $100,000 of its own funds and up to $41,000 of the purchase price held back from the Sellers for this purpose) of possible post-closing severance bonuses to certain GAC employees, if earned.

6.       PENDING ACQUISITION

   On August 6, 1996, RCI, its newly-formed wholly-owned subsidiary, Renaissance Acquisition, Inc. ("RAI"), and MEM Company, Inc., a New York corporation ("MEM"), entered into an Agreement and Plan of Merger (the "MEM Acquisition Agreement") pursuant to which RAI will be merged into MEM and each outstanding share of MEM common stock (the "MEM Stock"), other than dissenter's shares, will be converted into the right to receive $7.50 per share in cash (and each share subject to a stock option will be converted into the right to receive the difference between $7.50 per share and the per share exercise price of such option) (the "MEM Acquisition"). The aggregate consideration for the MEM Stock (including the purchase price for the outstanding MEM stock options that will be settled in cash in the MEM Acquisition) is approximately $33.8 million, including repayment of MEM's indebtedness (which estimate is based on the balance of such indebtedness at June 30, 1996). Due to the seasonality of MEM's business, such amount of indebtedness could be materially higher depending on the date the MEM Acquisition is closed.

7.       PREFERRED AND COMMON STOCK ISSUANCES

   In August and September 1996, the Company completed a private placement of 115,000 Units, each of which consists of one share of the Company's 14.0% Senior Redeemable Preferred Stock, Series B par value $0.01 per share (the "Series B Preferred Stock"), and Warrants to purchase 2.970 shares of the Company's Common Stock. On August 15, 1996, 85,000 units were sold, prior to the closing of the GAC Acquisition noted above. The remaining units were sold on September 16, 1996 and September 27, 1996.

   The net proceeds from the sale of the Units were used to redeem the outstanding shares of the Company's Series A Preferred Stock (issued during the first quarter) including accrued dividends thereon, to finance the GAC Acquisition, to repay approximately $7.0 million of indebtedness under the Existing Credit Facility. Additionally, approximately $33.8 million was placed in a certificate of deposit (included in cash and cash equivalents at September 30, 1996) set aside for the MEM Acquisition, and the remaining net proceeds were used for general corporate purposes. Furthermore, the Company issued 103,858 shares of its Common Stock for net proceeds of $9,750,000.

8.       SUBSEQUENT EVENTS

   On October 30, 1996, the Company entered into an Agreement to purchase from Procter & Gamble Company ("P&G") its mass market fragrance brands. The Company is currently in the process of securing a new credit facility or similar financing (the "New Credit Facility") in order to refinance its Current Credit Facility which matures in December 1996. The Company does not expect to consummate the MEM acquisition or the P&G brand acquisition until it obtains the New Credit Facility.

                                     ******

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion and analysis relates to the consolidated results of operations of Renaissance Cosmetics, Inc. (the "Company"), which includes the
Company's major operating divisions, Dana (the Company's domestic "Fragrance" business), Cosmar (the Company's domestic "Cosmetics" business) and International (the Company's "International" business, which includes both fragrances and cosmetic sales) resulting from the following acquisitions that have been consummated by the Company (collectively, the "Acquisitions"), each of which acquisition is discussed in greater detail in Item 1 of the Form 10-K for the year ended March 31, 1996 under the caption "Acquisitions":

         1. The Houbigant Acquisition (July and August 1994), in which the Company entered into various license agreements pursuant to which it obtained certain exclusive rights to manufacture and distribute Chantilly, Lutece, Alyssa Ashley, Raffinee, Demi-Jour, Parfums Parquet French Vanilla, and other mass market fragrances formerly marketed by Houbigant, Inc. (the "Houbigant Fragrances").

         2.       The Cosmar  Acquisition  (August  1994),  in which the Company
acquired  its  artificial   fingernail  products  and  related  fingernail  care
accessories business.

         3. The Dana Acquisition (December 1994), in which the Company acquired a group of companies engaged in the manufacturing and sale of Tabu, Ambush, Canoe, Canoe Sport and certain other mass-market fragrance and fragrance products.

         4. The ACB Acquisition (December 1994), in which the Company acquired the rights to manufacture and market the Houbigant Fragrances in Canada and which, when combined with the Houbigant Acquisition, gave the Company the worldwide rights to manufacture and market the Houbigant Fragrances.

         In addition, on August 21, 1996, the Company acquired Great American Cosmetics, Inc. ("GAC"), a company engaged in the outsourcing and marketing of mid-priced, mass market lipsticks, eye make-up, nail polish products and accessories sold under the Nat Robbins trademark ("Nat Robbins"). The operation is being integrated into the Cosmar (the Company's domestic "Cosmetics") business and the results of operations of GAC are included in the Company's consolidated financial statements from the date of acquisition.

OPERATIONS FOR THE PERIOD APRIL 1, 1996 THROUGH
SEPTEMBER 30, 1996, AND THE PERIOD APRIL 1, 1995
THROUGH SEPTEMBER 30, 1995

         Net Sales.  The Company's net sales were as follows (in 000s):


                                      SIX MONTHS ENDED SEPTEMBER 30,
                        --------------------------------------------------------
                                   1996                         1995
                        --------------------------    --------------------------
DIVISION                NET SALES       % OF TOTAL    NET SALES       % OF TOTAL
--------                ---------       ----------    ---------       ----------
Fragrance                $37,398           46.2%       $34,932            54.8%
Cosmetic                  24,019           29.6%        19,719            30.9%
International             19,625           24.2%         9,153            14.3%
                         -------          ------       -------           ------
      Total              $81,042          100.0%       $63,804           100.0%

         Total Company sales increased 27.0%, or $17,238, from $63,804 to $81,042. Fragrance sales increased 7.1% from $34,932 to $37,398. This increase was due to an increase in orders for Christmas gift sets over last year which began shipping in August as well as the impact of sales of Navigator by Canoe and DREAMS BY TABU, products launched subsequent to last year's period. The
Cosmetics division's sales increased by 21.8% from $19,719 to $24,019. Contributing to this increase were current year sales of Ultra-Gel and Nail Fetish which were launched subsequent to last year's period, as well as the impact of the Nat Robbins sales since the date of the GAC Acquisition (August 21, 1996). International sales for the six months ended September 30, 1996 include the sales of Dana Brazil acquired during December 1995, and a 35.9% increase in remaining International sales attributable in large part to the Company's Canadian operation.

         Gross Profit.  The Company's gross profits were as follows (in 000s):


                                   SIX MONTHS ENDED SEPTEMBER 30,
                    ------------------------------------------------------------
                                1996                           1995
                    -----------------------------  -----------------------------
DIVISION            GROSS PROFIT   % OF NET SALES  GROSS PROFIT   % OF NET SALES
--------            ------------   --------------  ------------   --------------
Fragrance             $25,771           68.9%       $22,193           63.5%
Cosmetic               13,921           58.0%        12,175           61.7%
International          11,125           56.7%         5,061           55.3%
                      -------         -------       -------         -------
      Total           $50,817           62.7%       $39,429           61.8%

         Gross profit margin in the Fragrance business improved to 68.9% from 63.5%. Contributing to this improvement were increases in manufacturing efficiency and continued improvement in material sourcing resulting in lower cost of finished goods. The decrease in gross profit margin in the Cosmetics business to 58.0% from 61.7% was the result of an increase in lower-margin promotional sales on the Company's base products done in conjunction with new product introductions.

         The gross profit margin increase in the International division to 56.7% from 55.3% was attributable to higher sales and an increase in the proportion of direct international sales (versus exports) to total international sales.

         Selling Expenses. The Company's selling expenses in the first half of fiscal 1996 and fiscal 1995 were $31,317,000 (38.6% of net sales) and $22,377,000 (35.1% of net sales), respectively. The increase in selling expenses as a percentage of sales was principally attributable to increased advertising and promotional spending relating to the Company's strategy of reinvigoration of existing brand equities and the introduction of complementary new products.

         General and Administrative Expenses. The Company's general and administrative expenses in the first half of fiscal 1996 and fiscal 1995 were $10,087,000 (12.4% of net sales) and $7,901,000 (12.4% of net sales), respectively. The increase in general and administrative expenses was attributable in part to the addition of key personnel at both the Company's corporate and operating division management team in anticipation of future operating needs.

         Amortization of Intangibles and Other Assets. Amortization of intangible and other assets was in the first half of fiscal 1996 $3,122,000 (3.8% of net sales) and $2,414,000 (3.8% of net sales) in the first half of fiscal 1995.

         Operating Income. Operating income was $6,291,000 (7.8% of net sales) for the first half of fiscal 1996 and $6,735,000 (10.6% of net sales) for the first half of fiscal 1995. Management believes that an additional measurement, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered by the reader as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity. EBITDA is detailed in the table below:
                                                              (in 000s)
                                                       -----------------------
                                                       1996               1995
                                                       ----               ----
Operating Income                                     $ 6,291            $ 6,735
Add Amortization                                       3,122              2,414
Add Depreciation                                       1,679              1,113
                                                     -------            -------
EBITDA                                               $11,092            $10,262
EBITDA % of Net Sales                                   13.7%              16.1%

         Interest Expense. The Company's total interest expense was $10,838,000 for the first half of fiscal 1996 and $9,004,000 for the first half of fiscal 1995, while cash interest for the periods was $8,576,000 and $7,198,000, respectively. Interest expense consisted of the following:


                                                         ( in 000s)
                                                       --------------
CASH INTEREST PAID OR ACCRUED                          1996      1995
-----------------------------                          ----      ----
Interest on Senior Notes                             $ 4,471   $ 4,474
Interest on Sellers Notes (Payable in 2002)              220       204
Interest on Credit Facility                            3,830     2,509
Other Interest                                            55        11
                                                     -------   -------
Total Cash Interest Expense                          $ 8,576   $ 7,198

NON-CASH INTEREST EXPENSE
-------------------------
Accretion of Senior Notes and Seller Notes           $   169   $   133
Amortization of Deferred Financing Costs               1,605     1,162
Accretion of Interest on Obligations for
Minimum Royalty Payment                                  488       511
                                                     -------   -------

Total Non-Cash Interest Expenses                     $ 2,262   $ 1,806

Total Interest Expenses                              $10,838   $ 9,004

         Income Tax Expense. Income tax expense for the period was $308,000 (0.4% of net sales) for the first half of fiscal 1996 and $697,000 (1.1% of net sales) for the first half of fiscal 1995. The effective tax rates differ from the United States federal income tax rate of 35% due to the effects of filing separate income tax returns in certain state and foreign jurisdictions and limitations on utilization of federal income tax benefits.

OPERATIONS FOR THE PERIOD JULY 1, 1996 THROUGH
SEPTEMBER 30, 1996,  AND THE PERIOD JULY 1, 1995
THROUGH SEPTEMBER 30, 1995

         Net Sales.  The Company's net sales were as follows (in 000s):


                                THREE MONTHS ENDED SEPTEMBER 30,
                   ---------------------------------------------------------
                              1996                           1995
                   --------------------------     --------------------------
DIVISION           NET SALES       % OF TOTAL     NET SALES       % OF TOTAL
--------           ---------       ----------     ---------       ----------
Fragrance            $26,435           52.5%        $22,658           61.0%
Cosmetic              12,268           24.4%          9,487           25.5%
International         11,651           23.1%          5,025           13.5%
                     -------        --------        -------        --------
                     $50,354          100.0%        $37,170          100.0%

          Total Company sales increased 35.5%, or $13,184, from $37,170 to $50,354. Fragrance sales increased 16.7% from $22,658 to $26,435. The increase was due to higher orders for Christmas gift sets over last year which began shipping in August and the impact of sales of Navigator by Canoe and DREAMS BY TABU, products launched subsequent to last year's period. The Cosmetics division's sales increased by 29.3% from $9,487 to $12,268. Contributing to this increase were current year sales of Ultra-Gel and Nail Fetish which were launched subsequent to last year's period, as well as the impact of Nate Robbins sales since the GAC Acquisition (August 21, 1996). International sales for the quarter ended September 30, 1996 include the sales of Dana Brazil acquired during December 1995 and a 61.3% increase in remaining International sales in large part attributable to the Company's Canadian operation.

          Gross Profit.  The Company's gross profits were as follows (in 000s):


                                THREE MONTHS ENDED SEPTEMBER 30,
                 --------------------------------------------------------------
                             1996                            1995
                 -----------------------------    -----------------------------
DIVISION         GROSS PROFIT   % OF NET SALES    GROSS PROFIT   % OF NET SALES
--------         ------------   --------------    ------------   --------------
Fragrance          $18,259            69.1%         $13,799            60.9%
Cosmetic             6,910            56.3%           5,711            60.2%
International        6,466            55.5%           2,714            54.0%
                   -------          -------         -------          -------
                   $31,635            62.8%         $22,224            59.8%


          The Gross Profit margin in the Fragrance business improved to 69.1% from 60.9%, resulting from the impact of improved manufacturing efficiency and continued improvement in material sourcing resulting in lower cost of finished goods. The Gross Profit margin in the Cosmetics business decreased to 56.3% from 60.2% due to the increase in lower margin promotional sales on the Company's base products done in conjunction with new product introductions. The Gross Profit margin increase in the International Division to 55.5% from 54.0% was attributable to higher sales and an increase in the proportion of direct international sales (versus exports) to total international sales.

          Selling Expenses. The Company's selling expenses in the second quarter of fiscal 1996 and fiscal 1995 were $19,984,000 (39.7% of net sales) and $13,212,000 (35.5% of net sales), respectively. The increase in selling expenses as a percentage of sales was principally attributable to increased advertising and promotional spending relating to the Company's strategy of reinvigoration of existing brand equities and the introduction of complementary new products.

          General and Administrative Expenses. The Company's general and administrative expenses in the second quarter of fiscal 1996 and fiscal 1995 were $4,287,000 (8.5% of net sales) and $3,924,000 (10.6% of net sales), respectively. While general and administrative expenses increased during the period, they represented a lower percentage of net sales. The increase in general and administrative expenses was attributable to the addition of key personnel to the management teams at both the Company's corporate and operating division levels. These additions were made in previous periods in anticipation of future operating needs; as a result, the Company believes adequate management personnel are now in place to support anticipated growth in the business.

          Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets was $1,755,000 (3.5% of net sales) for the second quarter of fiscal 1996 and $1,225,000 (3.3% of net sales) for the second quarter of fiscal 1995.

          Operating Income. Operating Income was $5,609,000 (11.1% of net sales) for the second quarter of fiscal 1996 and $3,863,000 (10.4% of net sales) for the second quarter of fiscal 1995. Management believes an additional measurement, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered by the reader as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity. EBITDA is detailed in the table below:


                   (in 000s)                            1996              1995
                                                        ----              ----
Operating Income                                       $5,609            $3,863
Add Amortization                                        1,755             1,225
Add Depreciation                                          810               588
                                                       ------            ------
EBITDA                                                 $8,174            $5,676
EBITDA % of Net Sales                                    16.2%             15.3%

          Interest Expense. The Company's total interest expense was $5,637,000 for the second quarter of fiscal 1996 and $4,570,000 for the second quarter of fiscal 1995, while cash interest for the periods was $4,609,000 and $3,627,000 respectively. Interest expense consisted of the following:

                                                          (in 000s)
                                                          ---------
CASH INTEREST PAID OR ACCRUED                          1996      1995
-----------------------------                          ----      ----
Interest on Senior Notes                              $2,237    $2,239
Interest on Sellers Notes (payable in 2002)              112       104
Interest on Credit Facility                            2,039     1,281
Other Interest                                            36         3
                                                      ------    ------

Total Cash Interest Expense                           $4,424    $3,627

NON-CASH INTEREST EXPENSES
Accretion of Senior Notes and Seller Notes            $   88    $   71
Amortization of Deferred Financing Costs                 879       617
Accretion of Interest on Obligations for
Minimum Royalty Payment                                  246       255
                                                      ------    ------

Total Non-Cash Interest Expenses                      $1,213    $  943

Total Interest Expenses                               $5,637    $4,570

          Income Tax Expense. Income tax expense for the period was $464,000 (0.9% of net sales) for the second quarter of fiscal 1996 and $576,000 (1.5% of net sales) for the second quarter of fiscal 1995. The effective tax rates differ from the United States federal income tax rate of 35% due to the effects of filing separate income tax returns in certain state and foreign jurisdictions and limitations on utilization of federal income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 1996, the Company had an outstanding institutional indebtedness of $121.7 million, including $54.2 million under its Credit Facility, $31.2 million of which is related to the revolving credit portion. Due to the nature of the fragrance/cosmetics industry, both the Company's need for working capital and its income stream are seasonal. The most significant liquidity requirements occur in connection with the production of inventory prior to the sales surge and related shipments to customers in advance of the year-end holiday sales season and other events such as new launches.

          On May 29, 1996, the Company entered into a securities purchase agreement with a Fund, and issued $20.0 million aggregate value of Series A Senior Exchangeable Redeemable Preferred Stock (the "Series A Preferred"). The Series A Preferred had a dividend of 12% per annum payable quarterly in cash or additional preferred stock at the option of the Company. The Holder of Series A Preferred was granted an option to purchase 4.3% of the Common Stock of the Company for $5.0 million.

          On June 14, 1996, the financial institution with which the Company has its Current Credit Facility agreed to increase its availability under the revolving credit facility from $30.0 million to $40.0 million.

          During August and September 1996, the Company completed a private placement of $115.0 million of Senior Redeemable Preferred Stock, Series B (the "Series B Preferred"). The proceeds were used to retire the $20.0 million Series A Preferred Stock and provide funds for new acquisitions (see further comments below) and general corporate purposes. In addition, the Holder of the Series A Preferred Stock exercised its option and acquired 51,929 shares of the Company's Common Stock for $5.0 million. The Company also sold an additional 51,929 shares of its Common Stock to a Holder of the Series B Preferred for $5.0 million.

          In connection with the equity financing discussed above, the Current Credit Facility holder ("Nomura") waived certain provisions of the Facility that allowed the Company to retain the net proceeds of the equity financing after a repayment of $7.0 million against the Current Credit Facility. The Company purchased a certificate of deposit for $33.8 million and granted Nomura a first priority perfected lien on such certificate of deposit.

          On  August  21,  1996,  the  Company   acquired  all  the  issued  and
outstanding capital stock of GAC for $15.25 million. On August 6, 1996, the Company and MEM Company, Inc. ("MEM") entered into an Agreement pursuant to which a subsidiary of the Company will be merged into MEM and each outstanding share of MEM common stock will be converted into the right to receive $7.50 per share in cash.

          On October 30, 1996, the Company entered into an Agreement to acquire from Procter & Gamble Co.("Procter & Gamble") its mass market fragrance brands.

          The Company is in the process of securing a new credit facility or similar financing (the "New Credit Facility") in order to refinance the Current Credit Facility which matures in December 1996, and provide capital for acquisitions and general corporate purposes. The Company has received proposals and is in discussions with financial institutions; however, the Company has not received a commitment letter and there can be no assurance that the Company will be able to obtain the New Credit Facility. The Company does not expect to consummate the MEM acquisition or the acquisition of fragrance brands from Procter & Gamble until it obtains the New Credit Facility. If the Company is unable to obtain the financing, it may be required to postpone and/or change significant elements of its business strategy. In addition, although management believes that the Company has made significant progress in improving sales and operating efficiency, there can be no assurance that the Company's future performance will not be adversely affected by economic, financial and business factors not subject to its control.

          Net cash used by the Company in operating activities for the six months ended September 30, 1996 was $27,634,255, consisting primarily of a net loss of $4,121,000, less the impact of non-cash items impacting net loss of $7,063,472, increases in accounts receivable, inventories of $13,925,486, $6,698,302 and 1,187,951, respectively, and decreases in accounts payable, other current liabilities and other of $6,684,654, $2,700,000 and $930,105, respectively; offset by an increase in accrued expenses of $1,551,771.

          Net cash used in investing activities was $17,083,231, consisting primarily of the acquisition of GAC for $15,379,768 and capital expenditures of $1,635,287. Net cash provided by financing activities was $112,808,870, consisting primarily of the proceeds from the issuance of the Series B Preferred Stock and Common Stock, consisting of $118,070,751, net of issuance costs. In addition, the Company issued and subsequently retired the Series A Preferred Stock. The net increase in cash and cash equivalents was $68,091,384.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.           LEGAL PROCEEDINGS.

         ACB Litigations. In April 1995, the Company and Houbigant, Inc. secured a temporary restraining order barring the importation or sale in the United States of certain trademarked goods in an action against ACB Fragrances and Cosmetics, Inc., and ACB Mercantile Inc. (the "ACB Companies"), the principals of the ACB Companies, and V&B Distributors, Harold Schiff, A. Rosenblum Sales, Inc. and Bernard Rosenblum (the "Resellers"). The claims against both ACB and the Resellers have been settled pursuant to a stipulation of settlement dated July 31, 1996. Under the settlement, all claims and counterclaims by either party were dismissed and a payment was due to the Company in the sum of $850,000 (U.S.). The payment of the $850,000 was offset against the Company's obligation to pay $2.7 million in connection with the purchase of certain inventory from Houbigant in 1994 and other matters; as a result, the Company paid the net amount of $1,850,000 during the period.

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

         N/A.

ITEM 5.           OTHER INFORMATION.

         N/A.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.


EXHIBIT NO.                  DESCRIPTION OF DOCUMENT


10.1           Stipulation of Settlement


10.2           Amendment, Modification and Settlement Agreement

10.3           License agreement dated July __, 1996 between Houbigant Inc.
               and Houbigant (1995) Limitee

10.4 Amendment No. 1 to the various Houbigant license agreements dated July __, 1996 among Houbigant, Inc., Dana Perfumes Corp. and Houbigant (1995) Limitee relating to "White Chantilly" products

10.5 Letter agreement dated July __, 1996 relating to the minimum royalties to be paid pursuant to the various Houbigant license agreements

27.1           Financial Data Schedule



         (b)  Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarterly period ended September 30, 1996:

Filing Date          Date of Event Reported             Item(s) reported
-----------          ----------------------             ----------------

August 21, 1996      August 15, 1996           Series B Preferred private
                                               placement

September 4, 1996    August 21, 1996           Acquisition of Great American
                                               Cosmetics, Inc. ("GAC") stock

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RENAISSANCE COSMETICS, INC.


Dated: November 13, 1996                     By:  /S/ THOMAS T.S. KAUNG
                                                  --------------------------
                                                  Thomas T.S. Kaung
                                                  Group Vice-President, Finance
                                                  and Chief Financial Officer

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1996

                           RENAISSANCE COSMETICS, INC.
                         Commission File Number 33-87280
                            -------------------------

                                    EXHIBITS
                            -------------------------

         The following exhibits are filed with this Form 10-Q and appear below:

EXHIBIT NO.                   DESCRIPTION OF DOCUMENT


10.1                    Stipulation of Settlement

10.2                    Amendment, Modification and Settlement Agreement

10.3                    License Agreement dated July __, 1996
                        between Houbigant Inc. and Houbigant
                        (1995) Limitee

10.4 Amendment No. 1 to the various Houbigant license agreements dated July __, 1996 among Houbigant, Inc., Dana Perfumes Corp. and Houbigant (1995) Limitee relating to "White Chantilly" products

10.5 Letter agreement dated July __, 1996 relating to the minimum royalties to be paid pursuant to the various Houbigant license agreements

27.1                    Financial Data Schedule