Form 10-Q/A
period 1996-06-30
RENAISSANCE COSMETICS INC /DE/
filed 1997-01-22
CIK 933747

------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
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


                                 (617) 497-5584
              (Registrant's telephone number, including area code).

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

       As of August 12, 1996, there were outstanding 721,168 shares of the registrant's common stock, $.01 par value per share.





 ------------------------------------------------------------------------------

                              INTRODUCTION


            The purpose of this filing is to correct certain information regarding the previously-reported results of operations for the three months ended June 30, 1996 and June 30, 1995 and the previously-reported balance sheet data of Renaissance Cosmetics, Inc. (the "Company") as of June 30, 1996, as presented in "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION................................................5

      Item 1.   Financial Statements..........................................5
                Consolidated Balance Sheets as of June 30, 1996
                     (unaudited) (as restated) and March 31, 1996.............7
                Consolidated Statements of Operations for the
                     three months ended June 30, 1996
                     and 1995 (unaudited) (as restated).......................9
                Consolidated Statements of Cash Flows for the three months ended June 30, 1996 and 1995 (unaudited) (as restated)..10
                Notes to Unaudited Consolidated Financial Statements.........12
      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations................15

              SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

            Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q/A, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; development and operating costs; advertising and promotional efforts; brand awareness; acceptance of new product offerings; changes in business strategy or development plans; quality of management; availability, terms and development of capital; and other factors referenced in this Form 10-Q/A.

                      PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

            Information called for by this item is set forth in the financial statements contained on the immediately following nine pages.

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

                            TABLE OF CONTENTS
------------------------------------------------------------------------------



                                                                    PAGE
ITEM I.     FINANCIAL STATEMENTS:

      Consolidated Balance Sheets......................................7

      Consolidated Statements of Operations............................9

      Consolidated Statements of Cash Flows...........................10

      Notes to Consolidated Financial Statements......................12

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                           (Page 1 of 2 pages)
------------------------------------------------------------------------------



                                             June 30, 1996
                                             (As Restated-       March 31,
                                                Note 5)            1996
                                             --------------   --------------
                                              (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents................. $    7,573,050   $    1,431,809
  Marketable securities.....................         78,452          173,604
  Accounts receivable - Net.................     28,306,530       34,557,409
  Inventories...............................     32,659,980       30,236,739
  Prepaid expenses and other current assets.     13,734,579        6,539,828
                                             --------------   --------------

      Total current assets..................     82,352,591       72,939,389
PROPERTY, PLANT AND EQUIPMENT - Net.........     14,457,830       14,535,363
DEFERRED FINANCING COSTS - Net..............      7,907,363        8,006,782
OTHER ASSETS - Net..........................     12,174,123       12,242,090
INTANGIBLE ASSETS - Net.....................     76,087,760       76,895,294
                                             --------------   --------------

TOTAL ASSETS................................ $  192,979,667   $  184,618,918
                                             ==============   ==============






             See notes to consolidated financial statements.

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                           (Page 2 of 2 pages)
------------------------------------------------------------------------------



                                             June 30, 1996
                                             (As Restated-
                                                 Note 5)       March 31, 1996
                                             --------------    --------------
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable............................. $   59,000,000    $   57,000,000
  Accounts payable..........................     13,613,349        19,462,868
  Accrued expenses..........................     13,544,517        15,157,127
  Other current liabilities.................      2,700,000         2,700,000
                                             --------------    --------------

      Total current liabilities.............     88,857,866        94,319,995
LONG-TERM LIABILITIES
  Long-term debt............................ $   67,403,749    $   67,322,944
  Minimum royalty obligation................      4,735,562         4,686,039
  Deferred tax liability....................        140,619           140,619
                                             --------------    --------------
      Total long-term liabilities...........     72,279,930        72,149,602
                                             --------------    --------------

TOTAL LIABILITIES...........................    161,137,796       166,469,597
                                             --------------    --------------

COMMITMENTS AND CONTINGENCIES
SENIOR EXCHANGEABLE REDEEMABLE PREFERRED
STOCK - SERIES A:
  Par value $.01 - authorized, 100,000
    shares; issued 20,000 shares at
    June 30, 1996, net of issuance costs....     19,091,667
REDEEMABLE PREFERRED STOCK:
  Par value $.01 - authorized, 40,000
    shares; issued 11,594 shares at
    June 30, 1996, 10,503 shares at
    March 31, 1996..........................     12,048,897        11,697,624
COMMON STOCKHOLDERS' EQUITY:
  Common Stock par value 4.01 - authorized,
    3,000,000 shares, issued 726,818 shares.          7,268             7,268
  Notes receivable from sale of common stock       (517,609)         (517,609)
  Additional paid-in capital................     26,786,732        26,786,732
  Treasury stock at cost (5,650 shares).....       (210,000)         (210,000)
  Deficit...................................    (24,568,674)      (19,563,738)
  Cumulative translation adjustment.........       (796,410)          (50,956)
                                             --------------    --------------

      Total common stockholders' equity.....        701,307         6,451,697
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.. $  192,979,667    $  184,618,918
                                             --------------    --------------


             See notes to consolidated financial statements.

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------



                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                    (AS RESTATED - NOTE 5)
                                                -------------------------------

                                                     1996             1995
                                                --------------   --------------

NET SALES.....................................  $   30,202,275   $   26,381,018
COST OF GOODS SOLD............................      11,429,569        9,383,254
                                                --------------   --------------

            Gross profit......................      18,772,706       16,997,764
                                                --------------   --------------

OPERATING EXPENSES:
   Selling....................................      11,249,564        9,125,896
   General and administrative.................       5,797,475        3,975,788
   Amortization of intangible and other assets       1,367,545        1,189,026
                                                --------------   --------------

            Total operating expenses..........      18,414,584       14,290,710
                                                --------------   --------------

OPERATING INCOME..............................         358,122        2,707,054
                                                --------------   --------------

INTEREST EXPENSE (INCOME):
   Interest expense...........................       5,200,987        4,434,301
   Interest income............................        (170,369)         (68,234)
                                                --------------   --------------

LOSS BEFORE INCOME TAXES......................      (4,672,496)      (1,659,013)
INCOME TAX (BENEFIT) PROVISION................        (155,500)          121,429
                                                --------------   --------------

NET LOSS......................................      (4,516,996)      (1,780,442)
PREFERRED STOCK DIVIDENDS.....................         487,940          289,785
                                                --------------   --------------

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS..................................     $(5,004,936)     $(2,070,227)
                                                ==============   ==============

NET LOSS PER COMMON SHARE.....................          $(6.94)          $(2.87)
                                                ==============   ==============

WEIGHTED AVERAGE SHARES
OUTSTANDING...................................         721,168          720,093
                                                ==============   ==============


             See notes to consolidated financial statements.

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Page 1 of  2 pages)
------------------------------------------------------------------------------



                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                 (AS RESTATED - NOTE 5)
                                                -------------------------
                                                   1996          1995
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................  $(4,516,996)  $(1,780,442)
  Adjustment to reconcile net loss to net
  cash used in operating activities:
   Depreciation...............................      869,334       524,365
   Amortization of intangible assets..........      807,534       802,436
   Amortization of minimum royalty and other
    assets....................................      618,073       386,590
   Amortization of deferred financing costs ..      726,187       545,766
   Accrued interest on senior notes,
    subordinated seller notes and minimum
    royalty obligation........................      314,915       317,454
  Changes in operating assets and liabilities,
  net of effects of acquisitions:
   Accounts receivable........................    6,250,879    (5,793,900)
   Inventories................................   (2,423,241)   (5,605,491)
   Prepaid expenses and other assets..........   (7,744,857)   (1,542,723)
   Accounts payable...........................   (5,849,519)   (1,858,075)
   Accrued expenses...........................   (1,612,610)    2,609,435
   Other......................................     (745,454)      127,149
                                                -----------   -----------

      Net cash used in operating activities...  (13,305,755)  (11,267,436)
                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities..........            --       (96,868)
   Sale of marketable securities..............        95,152        14,950
   Capital expenditures.......................      (791,801)   (2,173,587)
                                                -----------   -----------

      Net cash used in investing activities...      (696,649)   (2,255,505)
                                                -----------   -----------



             See notes to consolidated financial statements.

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (Page 2 of 2 pages)
------------------------------------------------------------------------------



                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                    (AS RESTATED - NOTE 5)
                                                 -----------------------------

                                                     1996            1995
                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from notes payable.............       2,000,000       8,800,000
  Payment of minimum royalty obligation.......        (184,587)             --
  Net proceeds of issuance of redeemable
   preferred stock - Series A.................      18,955,000              --
  Payment of deferred financing costs.........        (626,768)             --
                                                 -------------   -------------

      Net cash used in operating activities...      20,143,645       8,800,000
                                                 -------------   -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS...........................       6,141,241      (4,722,941)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD..................................       1,431,809       7,001,170
                                                 -------------   -------------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD.....................................   $   7,573,050   $   2,278,229
                                                 =============   =============


SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
      Interest................................   $   1,806,534   $   1,168,106
                                                 =============   =============


      Income taxes............................   $      26,657   $     458,151
                                                 =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING TRANSACTIONS:
   Accrued dividends and accretion on
      redeemable preferred stocks.............   $     487,940   $     289,785
                                                 =============   =============




             See notes to consolidated financial statements.

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            1.  BASIS OF PRESENTATION

            The consolidated financial statements of Renaissance Cosmetics, Inc. (the "Company") include the accounts of the Company and its wholly owned subsidiaries, Cosmar Corporation ("Cosmar"), Houbigant Ltee, and Dana Perfumes Corporation ("Dana"). All significant intercompany activity has been eliminated. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

            In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial state ments included in the Company's Annual Report on Form 10K for the year ended March 31, 1996 filed with the Securities and Exchange Commission. Certain reclassifications were made to the 1995 financial statements to conform to the current presentation.

            2.  INVENTORIES

            The components of inventories are as follows:


                                           JUNE 30, 1996      MARCH 31, 1996
Raw materials and advertising supplies      $19,072,547        $16,956,874
Work in process                               1,594,037          2,860,139
Finished goods                               11,993,396         10,419,726
                                            -----------        -----------

                                            $32,659,980        $30,236,739
                                            ===========        ===========

            The above components are shown net of excess and obsolete inventory reserves of $1,623,000 and $1,540,000 at June 30, 1996 and March 31, 1996,
respectively. At June 30, 1996 and March 31, 1996, approximately 62.9% and 60.7%, respectively, of the Company's inventories are stated at the lower of LIFO cost or market. The excess of current replacement cost over the stated LIFO value was $0 at June 30, 1996 and March 31, 1996, respectively.

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

            4.  SUBSEQUENT EVENTS

                a.   Pending Acquisitions

            On June 27, 1996, the Company, through it wholly-owned subsidiary Cosmar, entered into a stock purchase agreement (the "GAC Acquisition") with Great American Cosmetics, Inc. ("GAC") and Messrs. Larry Pallini and Vincent Carbone, the sole shareholders of GAC to acquire all of the issued and outstanding capital stock of GAC which acquisition if consummated is to be effective on and as of May 1, 1996.

            On August 6, 1996, the Company, its newly-formed wholly-owned subsidiary, Renaissance Acquisition, Inc. ("RAI"), and MEM Company, Inc., a New York corporation ("MEM"), entered into an Agreement and Plan of Merger (the "MEM Acquisition Agreement") pursuant to which RAI will be merged into MEM and each outstanding share of MEM common stock (the "MEM Stock"), other than dissenter's shares, will be converted into the right to receive $7.50 per share in cash (and each share subject to a stock option will be converted into the right to receive the difference between $7.50 per share and the per share exercise price of such option) (the "MEM Acquisition"). The aggregate consideration for the MEM Stock (including the purchase price for the outstanding MEM stock options that will be settled in cash in the MEM Acquisition) is approximately $33.8 million, including repayment of MEM's indebtedness (which estimate is based on the balance of such indebtedness at June 30, 1996). Such amount of indebtedness is expected to be higher (and could be materially higher) depending on the date the MEM Acquisition is closed.

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

            5.  RESTATEMENT OF OPERATING RESULTS

            In January 1997, the Company determined that its previously-reported results of operations for the three months ended June 30, 1996 and June 30, 1995 and its previously-reported balance sheet data as of June 30, 1996 and June 30, 1995 required restatement. The changes relate to the Company's determination that it should not have recognized approximately $486,000 of net sales of Dana (or 1.6% of the Company's previously-reported net sales for the three months ended June 30, 1996) in June 1996 and approximately $254,000 of net sales (or 1.0% of the Company's previously-reported net sales for the three months ended June 30, 1995) in June 1995, respectively, because certain products that were shipped from the Company's facilities to a third-party packer's warehouse prior to June 30 in each year (based in each case on firm orders from the Company's customers) were not reshipped by the packer to such customers until after such date. However, because these products were delivered to the customers in July of each year and the Company has received payment for substantially all such sales, the effect of the restatement is limited to changing the timing of the Company's recognition of these sales and the related earnings (a reduction of EBITDA and an increase in net loss applicable to common stockholders of approximately $324,000 and $165,000 for the three months ended June 30, 1996 and 1995, respectively), which will now be recognized in the second quarter of each fiscal year. The foregoing revisions resulted in decreases to total assets and total liabilities and common stockholders' equity as of June 30, 1996 and June 30, 1995 of less than 1%. The restatement of the three-month-period data did not require any restatement of the Company's previously-reported audited financial statements for Fiscal 1995 and will not have any impact on the Company's results of operations for Fiscal 1996 or its balance sheet as of March 31, 1997.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            This discussion and analysis relates to the results of operations of Renaissance Cosmetics, Inc. (the "Company") and its major operating divisions, Dana (the Company's domestic "Fragrance" business), Cosmar (the Company's domestic "Cosmetics" business) and International (the Company's "International" business), resulting from the following acquisitions consummated by the Company (collectively, the "Acquisitions"), each of which acquisition is discussed in greater detail in Item 1 of the Form 10-K for the year ended March 31, 1996 under the caption "Acquisitions":

            1. The Houbigant Acquisition (July and August 1994), in which the Company entered into various license agreements pursuant to which it obtained certain exclusive rights to manufacture and distribute Chantilly, Lutece, Alyssa Ashley, Raffinee, Demi-Jour, Parfums Parquet French Vanilla, and other mass market fragrance formerly marketed by Houbigant, Inc. (the "Houbigant Fragrances").

            2. The Cosmar Acquisition (August 1994), in which the Company acquired its artificial fingernail products and related fingernail care accessories business.

            3. The Dana Acquisition (December 1994), in which the Company acquired a group of companies engaged in the manufacturing and sale of Tabu, Ambush, Canoe, Canoe-Sport and certain other mass-market fragrance products.

            4. The ACB Acquisition (December 1994), in which the Company acquired the rights to manufacture and market the Houbigant Fragrances in Canada and which, when combined with the Houbigant Acquisition, gave the Company the worldwide rights to manufacture and market the Houbigant Fragrances.

            In January 1997, the Company determined that its previously-reported results of operations for the three months ended June 30, 1996 and June 30, 1995 and its previously-reported balance sheet data as of June 30, 1996 and June 30, 1995 required restatement. The changes relate to the Company's determination that it should not have recognized approximately $486,000 of net sales of Dana (or 1.6% of the Company's previously-reported net sales for the three months ended June 30, 1996) in June 1996 and approximately $254,000 of net sales (or 1.0% of the Company's previously-reported net sales for the three months ended June 30, 1995) in June 1995, respectively, because certain products that were shipped from the Company's facilities to a third-party packer's warehouse prior to June 30 in each year (based in each case on firm orders from the Company's customers) were not reshipped by the packer to such customers until after such date. However, because these products were delivered to the customers in July of each year and the Company has received payment for substantially all such sales, the effect of the restatement is limited to changing the timing of the Company's recognition of these sales and the related earnings (a reduction of EBITDA and an increase in net loss applicable to common stockholders of approximately $324,000 and $165,000 for the three months ended June 30, 1996 and 1995, respectively), which will now be recognized in the second quarter of each fiscal year. The foregoing revisions resulted in decreases to total assets and total liabilities and common stockholders' equity as of June 30, 1996 and June 30, 1995 of less than 1%. The restatement of the three-month-period data did not require any restatement of the Company's previously-reported audited financial statements for Fiscal 1995 and will not have any impact on the Company's results of operations for Fiscal 1996 or its balance sheet as of March 31, 1997.

OPERATIONS FOR THE PERIOD APRIL 1, 1996 THROUGH
JUNE 30, 1996, AND THE PERIOD APRIL 1, 1995
THROUGH JUNE 30, 1995 (AS RESTATED)

            Net Sales.  The Company's net sales were as follows (in 000s):



                                       THREE MONTHS ENDED JUNE 30,
                       ---------------------------------------------------------

                                   1996                          1995
                       ----------------------------   --------------------------
DIVISION                 NET SALES      % OF TOTAL      NET SALES     % OF TOTAL
-------------------      ---------      ----------      ---------     ----------

Fragrance                 $10,477           34.7%        $12,021          45.6%
Cosmetic                   11,751           38.9%         10,233          38.8%
International               7,974           26.4%          4,127          15.6%
                         ---------      ----------      ---------     ----------
      Total               $30,202          100.0%        $26,381         100.0%


            Total Company sales increased 14.5% of $3,821,000 from $26,381,000 to $30,202,000. Fragrance sales decreased 12.8% from $12,021,000 to $10,477,000 due in large part to lower than expected sales resulting from the basic Christmas build programs (sales of basic stock to retailers in addition to Christmas gift sets) in June 1996. Management attributes this decline to a corresponding significant increase (compared to last year) in commitments from retailers for the Company's Christmas gift sets which will begin shipping in August. Cosmetic sales increased by 14.8% from $10,233,000 to $11,751,000. Contributing to this increase are current year sales of new products such as Ultra-Gel and Nail Fetish which were launched subsequent to last year's period, and continued strong sales of the Company's existing products. International sales increased 93.2% from $4,127,000 to $7,974,000 due to the inclusion of sales of Dana's Brazil division which was acquired during December 1995, and from a 5.1% increase in other International sales.

            Gross Profit. The Company's gross profits were as follows (in 000s):

                                   THREE MONTHS ENDED JUNE 30,
                  --------------------------------------------------------------

                               1996                             1995
                  -----------------------------     ----------------------------
DIVISION          GROSS PROFIT   % OF NET SALES     GROSS PROFIT  % OF NET SALES
---------------   ------------   --------------     ------------  --------------
Fragrance            $ 7,103            67.8%          $ 8,187           68.1%
Cosmetic               7,011            59.7%            6,464           63.2%
International          4,659            58.4%            2,347           56.9%
                  ------------   --------------     ------------  --------------

      Total          $18,773            62.2%          $16,998           64.4%


            Gross profit margin in the Fragrance businesses remained relatively stable at 67.8% compared with 68.4%. The decrease in gross profit margin in the Cosmetic business to 59.7% from 63.2% is the result of lower sales of higher-margin Pro-Ten Nail Lacquer (launched during the first quarter of 1995) and an increase in lower-margin promotional sales on the Company's base products done in conjunction with new product launches. The gross profit margin increase in the International division to 58.4% from 56.9% is attributable to higher sales and an increase in the proportion of direct international sales (versus exports) to total international sales.

            Selling Expense. The Company's selling expenses in the first quarters of Fiscal 1996 and Fiscal 1995 were $11,250,000 (37.2% of Net Sales) and $9,126,000 (34.6% of net sales), respectively. The increase in selling expenses as a percentage of sales is principally attributable to increased advertising and promotional spending relating to the Company's strategy of reinvigoration of existing brand equities and the introduction of complementary new products.

            General and Administrative Expense. General and administrative expenses in the first quarter of Fiscal 1996 and Fiscal 1995 were $5,797,000 (19.2% of Net Sales) and $3,976,000 (15.1% of Net Sales), respectively. The increase in general and administrative expenses is attributable to higher legal, audit and other professional fees and to the addition of key personnel by the Company to both its corporate and operating divisions in anticipation of future operating needs.

            Amortization of Intangibles and Other Assets. Amortization of intangible and other assets was $1,368,000 (4.5% of Net Sales) and $1,189,000 (4.5% of Net Sales) for the first quarter of Fiscal 1996 and Fiscal 1995, respectively.

            Operating Income. Operating income for the first quarters of Fiscal 1996 and 1995 was $358,000 (1.2% of Net Sales) and $2,707,000 (10.3% of Net
Sales), respectively. Management believes an additional measurement; earnings before interest, taxes, depreciation and amortization ("EBITDA") is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered by the reader as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity. EBITDA is detailed in the table below:


                                              (in 000s)
                                          THREE MONTHS ENDED
                                               JUNE 30,
                                   ---------------------------------

                                      1996                  1995
                                   -----------           ----------
Operating Income                   $       358           $    2,707
Plus:  Amortization                      1,368                1,189
Plus:  Depreciation                        869                  525
                                   -----------           ----------

EBITDA                             $     2,595           $    4,421
EBITDA % of Net Sales                     8.6%                16.8%

            EBITDA declined $2,349,000 in the first quarter of Fiscal 1996 compared to the first quarter of Fiscal 1995 from $4,421,000 to $2,595,000 as a result of (i) lower EBITDA at the Company's Dana Division in Fiscal 1996 compared to Fiscal 1995 due primarily to lower than expected sales resulting from the basic Christmas build program, which management believes is due to a corresponding significant increase in commitments from retailers for the Company's Christmas gift sets which begin shipping in August, and (ii) an increase in general and administrative expenses in Fiscal 1996 compared to Fiscal 1995 due to higher legal, audit and professional fees and from the addition to key personnel at the Company's corporate and operating divisions in anticipation of future operating needs.

            Interest Expense. The Company's total interest expense for the first quarters of Fiscal 1996 and 1995 was $5,201,000 and $4,434,000, respectively; while cash interest for the periods was $4,152,000 and $3,571,000, respectively. Interest expense consists of:

                                                              (in 000s)
                                                             THREE MONTHS
                                                            ENDED JUNE 30,
                                                     ---------------------------

CASH INTEREST PAID OR ACCRUED                            1996           1995
--------------------------------------------------   ------------   ------------

Interest on Senior Notes                             $      2,234   $      2,234
Interest on Seller Notes (payable in 2002)                    108            100
Interest on Credit Facility                                 1,791          1,228
Other Interest                                                 19              9
                                                     ------------   ------------

Total Cash Interest Expense                          $      4,152   $      3,571

NON-CASH INTEREST EXPENSE
--------------------------------------------------

Accretion of Senior Notes and Seller Notes           $         81   $         62
Amortization of Deferred Financing Costs                      726            546
Accretion of Interest on Obligations for
Minimum Royalty Payment
                                                              242            255
                                                     ------------   ------------
Total Non-Cash Interest Expense                      $      1,049   $        863

Total Interest Expense                               $      5,201   $      4,434



Income Tax (Benefit)/Expense.

            Income tax (benefit)/expense were ($155,500) and $121,429 for the first quarter of Fiscal 1996 and Fiscal 1995, respectively. The effective tax rates differ from the United States federal income tax rate of 35% due to state and foreign income taxes and limitations on utilization of federal income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

            Cash Flow. Net cash used by the Company is operating activities for the three months ended June 30, 1996 was $13,305,755, consisting primarily of a Net Loss of $4,516,996, less the impact of non-cash items impacting Net Loss of $3,336,043; an increase in operating assets of inventories and prepaid expenses and other assets of $2,423,241 and $7,744,857, respectively, and a decrease in accounts payable and accrued expenses of $5,849,519 and $1,612,610, respectively, less the impact of decrease in accounts receivable of $6,250,879.

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

            On May 29, 1996, the Company entered into a Securities Purchase Agreement with a Fund, under which the Company issued $20.0 million aggregate value of Series A Senior Exchangeable Redeemable Preferred Stock (Series A Preferred). If the Series A Preferred remains outstanding on or after August 31, 1998, it will be exchangeable, at the option of the Company, into an equal amount of Senior Notes. The Series A Preferred has a dividend of 12% per annum payable quarterly in cash or additional preferred stock at the option of the Company. The Holders of Series A Preferred may exercise an option to purchase 4.6% of the fully diluted outstanding shares of Common Stock of the Company for $5.0 million.

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

            The Offering of the Units is expected to be consummated prior to the closing of the Acquisitions and the New Credit Facility. There can be no assurance that the Acquisitions will be completed or that the Company will be successful in obtaining the New Credit Facility. The GAC Acquisition Agreement and the MEM Acquisition Agreement are subject to the customary closing conditions. In addition, the Company does not expect to consummate the MEM Acquisition until it has entered into the New Credit Facility. In the event that the New Credit Facility is secured, the Company intends to use borrowings thereunder to repay all indebtedness outstanding under the Existing Credit Facility and for general corporate purposes. In the event that the GAC Acquisition or the MEM Acquisition is not completed, the Company expects to use the excess net proceeds from the above-described offering of Units that would have been used to finance the GAC Acquisition or the MEM Acquisition to repay indebtedness under the Existing Credit Facility and to finance additional acquisitions that the Company expects to make in the future.

            Pending Acquisition of Great American Cosmetics, Inc. On June 27, 1996, the Company, through its wholly-owned subsidiary Cosmar, entered into a stock purchase agreement (the "GAC Acquisition Agreement") with Great American Cosmetics, Inc. ("GAC"), and Messrs. Larry Pallini and Vincent Carbone, the sole shareholders of GAC (the "Sellers"), to acquire all of the issued and outstanding capital stock of GAC (the "GAC Acquisition), which acquisition if consummated is to be effective on and as of May 1, 1996.

            GAC is a privately-owned company formed in 1990 that outsources, markets, distributes, advertises, promotes and merchandises mid-priced, mass-marketed lipsticks, eye make-up, nail polish products and related accessories sold under the Nat Robbins trademark. According to GAC's audited financial statements, GAC has revenues of approximately $7.8 million and net income of approximately $1.1 million for the year ended December 31, 1995.

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

            Cosmar has agreed to retain Messrs. Pallini and Carbone as consultants to Cosmar and its affiliates upon consummation of the GAC Acquisition. Mr. Pallini's consulting agreement is for a terms of three (3) years with annual compensation of $200,000 per year, payable in thirty-six (36) equal monthly installments. Mr. Carbone's consulting agreement is for a term of one (1) year with annual compensation of $150,000 payable in twelve (12) equal monthly installments.

            Pending Acquisition of MEM Company, Inc. On August 6, 1996, the Company, its newly-formed wholly owned subsidiary, Renaissance Acquisition, Inc. ("RAI"), and MEM Company, Inc.. ("MEM"), entered into an agreement and plan of merger (the "MEM Acquisition Agreement") pursuant to which RAI will be merged into MEM and each outstanding share of MEM common stock (the "MEM Stock"), other than dissenter's shares, will be converted into the right to receive $7.50 per share in cash (and each share subject to a stock option will be converted into the right to receive the difference between $7.50 per share and the pers hare exercise price of such option) (the "MEM Acquisition"). The aggregate consideration for the MEM Stock (including the purchase price for the outstanding MEM stock options that will be cashed out in the MEM Acquisition) is approximately $33.8 million, including repayment of MEM's indebtedness (which estimate is based on the balance of such indebtedness at June 30, 1996). Such amount of indebtedness is expected to be higher (and could be materially higher) on the date the MEM Acquisition is closed.

            MEM, a publicly-traded American Stock Exchange company, distributes a diversified line of fragrances and toiletries in the mass market distribution channel. MEM's products are marketed under the nationally advertised trademarks English Leather(R), British Sterling(R), Heaven Sent(R), LOVE's(R), Tinkerbell(R), Acqua di Selva(R), Timberline(R), Love's Frenzy(R) and Love's Clean & Natural product lines. Tom Fields, Ltd. ("Tom Fields"), a division of MEM, manufacturers and markets a line of children's cosmetics and accessories principally under the trademark Tinkerbell(R). A subsidiary, Tom Fields (U.K.) ltd., markets this line of children's products in the United Kingdom and elsewhere in Europe. The principal market for MEM's products is the United States. According to MEM's audited financial statements, MEM had net sales of approximately $44.8 million and a net loss of approximately $3.0 million for the year ended December 31, 1995. According to MEM's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, one national customer accounted for 13% of net sales in 1995 and 14% of net sales in 1994 and the loss of such customer would have a material adverse effect. According to MEM's Form 10-Q for the quarter ended June 30, 1996, net sales declined to $9.2 million during the six months ended June 30, 1996 from $11.0 million during the prior year's comparable period and the net loss for the period increased to $4.4 million from $3.2 million in the prior year's comparable period.

            The MEM Acquisition Agreement does not provide for indemnification of the Company for losses suffered as a result of breaches of representations, warranties, covenants and agreements, and no escrow has been set aside for such indemnification. The MEM Acquisition Agreement contains standard representations and warranties for a transaction of this type, all of which will terminate upon the effectiveness of the MEM Acquisition. Under the terms of the MEM Acquisition Agreement, at or prior to the closing, the Company is required to establish a stay bonus program for selected employees of MEM. Also, prior to the closing, MEM may establish its own stay bonus program, and if the MEM Acquisition Agreement is terminated by MEM as a result of the Company's breach of its obligations thereunder or the MEM Acquisition does not close because the Company fails to obtain financing, the Company has agreed to reimburse MEM for such stay bonus program up to an aggregate amount of $500,000. The consummation of the MEM Acquisition will be subject to customary closing conditions, including the approval of the stockholders of MEM, the receipt of requisite regulatory and third party consents and approvals, the absence of an order, decree or injunction preventing the transaction, the receipt of a fairness opinion from MEM's independent investment banking firm, the accuracy of all representations and warranties, the performance of all covenants and agreements, the receipt of legal opinions, the absence of material adverse changes and the obtaining by the Company of financing to complete the MEM Acquisition on terms acceptable to it.

            The MEM Acquisition Agreement may be terminated by MEM if the MEM Acquisition is not completed by November 30, 1996 or at any time (i) if required by MEM's board of directors in the exercise of it fiduciary duties or (ii) if the Company has defaulted in the performance of the MEM Acquisition Agreement and such default remains uncured for 30 days after notice thereof.

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

            An action (seeking class action certification) was filed on July 31, 1996, on behalf of the shareholders of MEM against MEM and four of its current and former directors, alleging that the compensation offered to the shareholders in the MEM Acquisition in inadequate and grossly unfair and that the defendants violated their fiduciary duties by not seeking additional potential purchasers for MEM. The action seeks, among other things, a court order requiring the defendants to seek other purchasers, or, if the MEM Acquisition is consummated, damages. MEM has advised the Company that MEM believes that this action is without merit and that it intends to vigorously defend such action.

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

                                    RENAISSANCE COSMETICS, INC.

Dated:  January 22, 1996            By:   /S/ THOMAS T.S. KAUNG
                                          ------------------------------------
                                          Thomas T.S. Kaung
                                          Group Vice-President, Finance
                                          and Chief Financial Officer