Form 10-Q/A
period 1996-09-30
RENAISSANCE COSMETICS INC /DE/
filed 1997-01-22
CIK 933747

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

                              INTRODUCTION


            The purpose of this filing is to correct certain information regarding the previously-reported results of operations for the three and six months ended September 30, 1996 and September 30, 1995 and the previously-reported balance sheet data of Renaissance Cosmetics, Inc. (the "Company") as of September 30, 1996, as presented in "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION..............................................5

      Item 1.           Financial Statements................................5
                Consolidated Balance Sheets as of September 30, 1996
                     (unaudited) (as restated) and March 31, 1996...........7
                Consolidated Statements of Operations for the
                     three and six months ended September 30, 1996
                     and 1995 (unaudited) (as restated).....................9
                Consolidated Statements of Cash Flows for the six months
                     ended September 30, 1996 and 1995
                     (unaudited) (as restated).............................10
                Notes to Unaudited Consolidated Financial Statements.......12
      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............16

              SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

            Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q/A, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; development and operating costs; advertising and promotional efforts; brand awareness; acceptance of new product offerings; changes in business strategy or development plans; quality of management; availability, terms and development of capital; and other factors referenced in this Form 10-Q/A.

                      PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

            Information called for by this item is set forth in the financial statements contained on the immediately following ten pages.

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

      Consolidated Statements of Cash Flows...........................10

      Notes to Consolidated Financial Statements......................12

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                           (Page 1 of 2 pages)
------------------------------------------------------------------------------



                                                  SEPTEMBER 30,
                                                       1996
                                                  (AS RESTATED-      MARCH 31,
                                                      NOTE 9)          1996
                                                  --------------   -------------
                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................... $   69,523,193   $   1,431,809
   Marketable securities.........................        241,780         173,604
   Accounts receivable - Net.....................     47,208,838      34,557,409
   Inventories...................................     39,981,339      30,236,739
   Prepaid expenses and other current assets.....      7,300,459       6,539,828
                                                  --------------   -------------

      Total current assets....................... $  164,255,609   $  72,939,389
PROPERTY, PLANT AND EQUIPMENT - Net..............     14,536,325      14,535,363
DEFERRED FINANCING COSTS - Net...................      7,128,127       8,006,782
OTHER ASSETS - Net...............................     11,588,769      12,242,090
INTANGIBLE ASSETS - Net..........................     91,044,910      76,895,294
                                                  --------------   -------------

TOTAL ASSETS..................................... $  288,553,740   $ 184,618,918
                                                  ==============   =============







             See notes to consolidated financial statements.

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                           (Page 2 of 2 pages)
------------------------------------------------------------------------------



                                               September 30,
                                                   1996
                                               (As Restated-        March 31,
                                                   Note 9)            1996
                                               --------------    --------------
                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable............................    $   54,200,000    $   57,000,000
  Accounts payable.........................        13,911,275        19,462,868
  Accrued expenses.........................        19,384,828        15,157,127
  Other current liabilities................                --         2,700,000
                                               --------------    --------------
   Total current liabilities...............    $   87,496,103    $   94,319,995
                                               --------------    --------------
LONG-TERM LIABILITIES:
  Long-term debt...........................        67,491,890        67,322,944
  Minimum royalty obligation...............         4,917,756         4,686,039
  Deferred tax liability...................                --           140,619
                                               --------------    --------------
   Total long-term liabilities.............        72,409,646        72,149,602
                                               --------------    --------------
TOTAL LIABILITIES..........................       159,905,749       166,469,597
                                               --------------    --------------
COMMITMENTS AND CONTINGENCIES
  SENIOR EXCHANGEABLE REDEEMABLE PREFERRED
  STOCK - SERIES B:
  Par value $.01-- authorized, 350,000
    shares; isued, 115,000 shares at
    September 30, 1996.....................        78,320,860                --
                                               --------------    --------------
REDEEMABLE PREFERRED STOCK:
  Par value $.01-- authorized, 40,000
   shares; issued, 12,181 shares at
   September 30, 1996; 11,594 shares at
   March 31, 1996..........................        12,410,719        11,697,624
                                               --------------    --------------
COMMON STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 --
     authorized, 3,000,000 shares; issued,
     830,736 shares at September 30, 1996;
     726,818 shares at March 31, 1996......            18,308             7,268
   Notes receivable from sale of common
     stock.................................          (517,609)         (517,609)
   Additional paid-in capital..............        69,403,049        26,786,732
   Treasury stock, at cost (5,650 shares)..          (210,000)         (210,000)
   Deficit.................................       (29,924,894)      (19,563,738)
   Cumulative translation adjustment.......          (842,442)          (50,956)
                                               --------------    --------------
      Total common stockholders' equity....        37,916,412         6,451,697
                                               --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY...................................  $    288,553,740   $   184,618,918
                                             ================   ===============


             See notes to consolidated financial statements.

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------


                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                   SEPTEMBER 30,                   SEPTEMBER 30,
                              (AS RESTATED - NOTE 9)          (AS RESTATED - NOTE 9)

                           ----------------------------    ----------------------------
                                1996            1995            1996            1995
                           ------------    ------------    ------------    ------------
NET SALES ..............   $ 47,507,176    $ 35,543,008    $ 77,709,451    $ 61,924,026
COST OF GOODS SOLD .....     17,324,107      14,165,675      28,753,676      23,548,929
                           ------------    ------------    ------------    ------------

   Gross profit ........     30,183,069      21,377,333      48,955,775      38,375,097
                           ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Selling .............     19,403,158      12,954,510      30,652,722      22,080,406
   General and
     administrative ....      4,273,154       3,916,252      10,070,629       7,892,040
   Amortization of
     intangibleand other
     assets ............      1,754,824       1,225,411       3,122,369       2,414,437
                           ------------    ------------    ------------    ------------

Total operating expenses     25,431,136      18,096,173      43,845,720      32,386,883
                           ------------    ------------    ------------    ------------

OPERATING INCOME .......      4,751,933       3,281,160       5,110,055       5,988,214
INTEREST EXPENSE
   (INCOME):
   Interest Expense ....      5,637,240       4,569,509      10,838,227       9,003,810
   Interest Income .....       (564,181)        (88,329)       (734,550)       (156,563)
                           ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
  INCOME TAXES .........       (321,126)     (1,200,020)     (4,993,622)     (2,859,033)
INCOME TAX PROVISION ...        463,500         576,038         308,000         697,467
                           ------------    ------------    ------------    ------------

NET INCOME (LOSS) ......       (784,626)     (1,776,058)     (5,301,622)     (3,556,500)
PREFERRED STOCK
  DIVIDENDS ............      4,571,594         370,913       5,059,534         660,698
                           ------------    ------------    ------------    ------------


NET LOSS APPLICABLE
  TO COMMON
  STOCKHOLDERS .........   $ (5,356,220)   $ (2,146,971)   $ 10,361,156)   $ (4,217,198)
                           ============    ============    ============    ============


NET LOSS PER COMMON
  SHARE ................   $      (7.14)   $      (2.98)   $     (14.08)   $      (5.86)
                           ============    ============    ============    ============


WEIGHTED AVERAGE
  SHARES OUTSTANDING ...        749,971         720,093         735,648         720,093
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

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (Page 1 of 2 pages)
------------------------------------------------------------------------------



                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      (AS RESTATED  - NOTE 9)
                                                   ----------------------------
                                                        1996            1995
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................   $ (5,301,622)   $ (3,556,500)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation .................................      1,678,877       1,112,872
  Amortization of intangible assets ............      1,558,903       1,641,257
  Amortization of minimum royalty and other
    assets .....................................      1,563,466         773,180
  Amortization of deferred financing costs .....      1,605,064       1,162,145
  Accrued interest on senior notes,
    subordinated seller notes and minimum
    royalty obligation .........................        657,162         643,687
Changes in operating assets and liabilities,
net of effects of acquisitions:
  Accounts receivable ..........................    (10,609,410     (21,169,361)
  Inventories ..................................     (8,169,750)     (3,880,797)
  Prepaid expenses and other assets ............     (1,187,951)     (2,865,851)
  Accounts payable .............................     (6,686,654)     (1,342,339)
  Accrued expenses .............................        887,765       1,676,336
  Other current liabilities ....................     (2,700,000)             --
  Other ........................................       (930,105)        131,434
                                                   ------------    ------------
    Net cash used in operating activities ......    (27,634,255)    (25,673,937)
                                                   ------------    ------------






             See notes to consolidated financial statements.

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (Page 2 of 2 pages)
------------------------------------------------------------------------------


                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              (AS RESTATED - NOTE 9)
                                                           ------------------------------
                                                                1996             1995
                                                           -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities ....................              --          253,849
  Sale of marketable securities ........................         (68,176)              --
  Capital expenditures .................................      (1,635,287)      (4,135,521)
  Acquisition of business --- net of cash acquired .....     (15,379,768)              --
                                                           -------------   --------------

    Net cash used in investing activities ..............     (17,083,231)      (3,881,672)
                                                           -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable ......................              --       25,000,000
  Payment of minimum royalty obligation ................        (256,499)              --
  Net proceeds of issuance of preferred stock - Series A      18,955,000               --
  Payment of deferred financing costs ..................        (726,409)        (900,000)
  Net repayment of notes payable .......................      (2,800,000)              --
  Redemption of preferred stock - Series A .............     (20,433,973)              --
  Net proceeds of issuance of redeemable preferred stock
    - Series B .........................................     108,320,751               --
  Net proceeds from issuance of common stock ...........       9,750,000               --
                                                           -------------   --------------


    Net cash provided by financing activities ..........     112,808,870       24,100,000
                                                           -------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..........................................      68,091,384       (5,455,609)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD ...............................................       1,431,809        7,001,170
                                                           -------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............   $  69,523,193   $    1,545,561
                                                           =============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest ...........................................   $   8,188,701    $   6,741,894
                                                           =============    =============

    Income taxes .......................................   $     994,868    $     597,208
                                                           =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING TRANSACTIONS:
  Accrued dividends and accretion on
    redeemable preferred stocks ........................   $   5,059,534    $     660,698
                                                           =============    =============



             See notes to consolidated financial statements.

              RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


            1.  BASIS OF PRESENTATION

            The consolidated financial statements of Renaissance Cosmetics, Inc. (the "Company") have been prepared by the Company and are unaudited and include the accounts of the Company and its wholly-owned subsidiaries, Cosmar Corporation ("Cosmar"), Houbigant Ltee and Dana Perfumes Corporation ("Dana"). All significant intercompany activity has been eliminated. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

            2.  INVENTORIES

            The components of inventories are as follows:


                                           SEPTEMBER 30,       MARCH 31,
                                                1996              1996
                                           --------------   --------------
Raw materials and advertising supplies        $11,370,826      $16,956,874
Work in process                                   651,407        2,860,139
Finished goods                                 27,959,106       10,419,726
                                           --------------   --------------

                                              $39,981,339      $30,236,739
                                           ==============   ==============

            The above components are shown net of excess and obsolete inventory reserves of $1,980,000 and $1,540,000 at September 30, 1996 and March 31, 1996,
respectively. At September 30, 1996 and March 31, 1996, 62.1% and 60.7%, respectively, of the Company's inventories are stated at the lower of LIFO cost or market. The excess of current replacement cost over the stated LIFO value was $0 at September 30, 1996 and March 31, 1996, respectively.

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

            4.  SETTLEMENT OF LITIGATION

            On July 23, 1996, the Houbigant litigation, previously disclosed in our Annual Report on Form 10K, was settled. The Company paid $1,850,000 owed to Houbigant, net of the settlement of $850,000.

            The Settlement Agreement also included certain modifications of existing royalty agreements with Houbigant, in order to consolidate the worldwide exclusive rights to sell the Houbigant Fragrances.

            5.  ACQUISITION

            On August 21, 1996, the Company, through its Cosmar subsidiary, completed its acquisition of all of the issued and outstanding capital stock of Great American Cosmetics, Inc. ("GAC") pursuant to a Stock Purchase Agreement (the "GAC Acquisition Agreement"), dated June 27, 1996, with GAC and Messrs. Pallini and Carbone, the sole shareholders of GAC (the "Sellers").

            GAC outsources, markets, distributes, advertises, promotes and merchandises mid-priced, mass-marketed lipsticks, eye make-up, nail polish products and related accessories sold under the Nat Robbins trademark.

            The purchase price for the GAC Acquisition was $15,250,000 in cash, approximately $14,209,000 of which was paid to the Sellers at closing, approximately $41,000 of which was retained by Cosmar to fund possible post-closing severance bonuses to certain GAC employees and the remaining $1,000,000 of which was placed into escrow to secure the Sellers' post-closing obligation to indemnify Cosmar for breaches of the Sellers' representations, warranties and covenants contained in the GAC Acquisition Agreement. Concurrent with the closing, the Company repaid $796,000 of GAC indebtedness. Immediately prior to the closing, GAC repaid $184,000 of loans owed to its shareholders. In connection with the closing, the Company agreed to fund up to $141,000 (with up to $100,000 of its own funds and up to $41,000 of the purchase price held back from the Sellers for this purpose) of possible post-closing severance bonuses to certain GAC employees, if earned.

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

            The net proceeds from the sale of the Units were used to redeem the outstanding shares of the Company's Series A Preferred Stock (issued during the first quarter) including accrued dividends thereon, to finance the GAC Acquisition and to repay approximately $7.0 million of indebtedness under the Existing Credit Facility. Additionally, approximately $33.8 million was placed in a certificate of deposit (included in cash and cash equivalents at September 30, 1996) set aside for the MEM Acquisition, and the remaining net proceeds were used for general corporate purposes. Furthermore, the Company issued 103,918 shares of its Common Stock for net proceeds of $9,750,000.

            8.  SUBSEQUENT EVENTS

            On October 30, 1996, the Company entered into an Agreement to purchase from Procter & Gamble Company ("P&G") its mass-market fragrance brands. The Company is currently in the process of securing a new credit facility or similar financing (the "New Credit Facility") in order to refinance its Current Credit Facility which matures in December 1996. The Company does not expect to consummate the MEM acquisition or the P&G brand acquisition until it obtains the New Credit Facility.

            9.  RESTATEMENT OF OPERATING RESULTS

            In January 1997, the Company determined that its previously-reported results of operations for the three and six months ended September 30, 1996 and September 30, 1995 and its previously-reported balance sheet data as of September 30, 1996 and September 30, 1995 required restatement. The changes relate to the Company's determination that it should not have recognized approximately $2.8 million of net sales of Dana for the three months ended September 30, 1996 (or 5.7% of the Company's previously-reported net sales), approximately $3.3 million of net sales for the six months ended September 30, 1996 (or 4.1% of the Company's previously-reported net sales), approximately $1.6 million of net sales for the three months ended September 30, 1995 (or 4.4% of the Company's previously-reported net sales) and approximately $1.9 million of net sales for the six months ended September 30, 1995 (or 3.0% of the Company's previously-reported net sales), because certain products that were shipped from the Company's facilities to a third-party packer's warehouse prior to September 30 in each year (based in each case on firm orders from the Company's customers) were not reshipped by the packer to such customers until after such date. However, because these products were delivered to the customers in October of each year and the Company has received payment for substantially all such sales, the effect of the restatement is limited to changing the timing of the Company's recognition of these sales and the related earnings (a reduction of EBITDA and an increase in net loss applicable to common stockholders of approximately $857,000 and $582,000 for the three months ended September 30, 1996 and 1995, respectively, and approximately $1.2 million and $747,000 for the six months ended September 30, 1996 and 1995, respectively), which will now be recognized in the third quarter of each fiscal year. The foregoing revisions resulted in decreases to total assets and total liabilities and common stockholders' equity as of September 30, 1996 and September 30, 1995 of less than 1%. The restatement of the three- and six-month-period data did not require any restatement of the Company's previously-reported audited financial statements for Fiscal 1995 and will not have any impact on the Company's results of operations for Fiscal 1996 or its balance sheet as of March 31, 1997.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            This discussion and analysis relates to the consolidated results of operations of Renaissance Cosmetics, Inc. (the "Company"), which includes the Company's major operating divisions, Dana (the Company's domestic "Fragrance" business), Cosmar (the Company's domestic "Cosmetics" business) and International (the Company's "International" business, which includes both fragrance and cosmetics sales) resulting from the following acquisitions that have been consummated by the Company (collectively, the "Acquisitions"), each of which acquisition is discussed in greater detail in Item 1 of the Form 10-K for the year ended March 31, 1996 under the caption "Acquisitions":

            1. The Houbigant Acquisition (July and August 1994), in which the Company entered into various license agreements pursuant to which it obtained certain exclusive rights to manufacture and distribute Chantilly, Lutece, Alyssa Ashley, Raffinee, Demi-Jour, Parfums Parquet French Vanilla and other mass market fragrance formerly marketed by Houbigant, Inc. (the "Houbigant Fragrances").

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

            In January 1997, the Company determined that its previously-reported results of operations for the three and six months ended September 30, 1996 and September 30, 1995 and its previously-reported balance sheet data as of September 30, 1996 and September 30, 1995 required restatement. The changes relate to the Company's determination that it should not have recognized approximately $2.8 million of net sales of Dana for the three months ended September 30, 1996 (or 5.7% of the Company's previously-reported net sales), approximately $3.3 million of net sales (or 4.1% of the Company's previously-reported net sales), approximately $1.6 million of net sales for the three months ended September 30, 1995 (or 4.4% of the Company's previously-reported net sales) and approximately $1.9 million of net sales (or 3.0% of the Company's previously-reported net sales), because certain products that were shipped from the Company's facilities to a third-party packer's warehouse prior to September 30 in each year (based in each case on firm orders from the Company's customers) were not reshipped by the packer to such customers until after such date. However, because these products were delivered to the customers in October of each year and the Company has received payment for substantially all such sales, the effect of the restatement is limited to changing the timing of the Company's recognition of these sales and the related earnings (a reduction of EBITDA and an increase in net loss applicable to common stockholders of approximately $857,000 and $582,000 for the three months ended September 30, 1996 and 1995, respectively, and approximately $1.2 million and $747,000 for the six months ended September 30, 1996 and 1995, respectively), which will now be recognized in the third quarter of each fiscal year. The foregoing revisions resulted in decreases to total assets and total liabilities and common stockholders' equity as of September 30, 1996 and September 30, 1995 of less than 1%. The restatement of the three- and six-month-period data did not require any restatement of the Company's previously-reported audited financial statements for Fiscal 1995 and will not have any impact on the Company's results of operations for Fiscal 1996 or its balance sheet as of March 31, 1997.

OPERATIONS FOR THE PERIOD APRIL 1, 1996 THROUGH
SEPTEMBER 30, 1996, AND THE PERIOD APRIL 1, 1995
THROUGH SEPTEMBER 30, 1995 (AS RESTATED)

            Net Sales.  The Company's net sales were as follows (in 000s):



                                   SIX MONTHS ENDED SEPTEMBER 30,
                       --------------------------------------------------------
                                 1996                            1995
                       ------------------------        ------------------------
DIVISION               NET SALES     % OF TOTAL        NET SALES     % OF TOTAL
------------------     ---------     ----------        ---------     ----------

Fragrance                $34,066          43.8%          $33,052          53.4%
Cosmetic                  24,019          30.9%           19,719          31.8%
International             19,625          25.3%            9,153          14.8%
------------------     ---------     ----------        ---------     ----------
       Total             $77,710         100.0%          $61,924         100.0%


            Total Company sales increased 25.5%, or $15,786,000, from $61,924,000 to $77,710,000. Fragrance sales increased 3.1% from $33,052,000 to
$34,066,000. This increase was due to an increase in orders for Christmas gift sets over the six months ended September 30, 1995 as well as the impact of sales of Navigator from Canoe and DREAMS BY TABU, products launched subsequent to the six months ended September 30, 1995. The Cosmetics division's sales increased by

21.8% from $19,719,000 to $24,019,000. Contributing to this increase were current year sales of Ultra-Gel and Nail Fetish, which were launched subsequent to the six months ended September 30, 1995, as well as the impact of the Nat Robbins' sales since the date of the GAC Acquisition (August 21, 1996). International sales for the six months ended September 30, 1996 include the sales of Dana Brazil acquired during December 1995, and a 35.9% increase in remaining international sales which was attributable in large part to the Company's Canadian operations.

            Gross Profit.   The Company's gross profit was as follows (in 000s):



                                   SIX MONTHS ENDED SEPTEMBER 30,
                       --------------------------------------------------------
                                 1996                            1995
                       ------------------------        ------------------------
DIVISION               NET SALES     % OF TOTAL        NET SALES     % OF TOTAL
------------------     ---------     ----------        ---------     ----------
Fragrance                $23,910          70.2%          $21,139          64.0%
Cosmetic                  13,921          58.0%           12,175          61.7%
International             11,125          56.7%            5,061          55.3%
                       ---------     ----------        ---------     ----------
       Total             $48,956          63.0%          $38,375          62.0%


            Gross profit margin in the Fragrance business improved to 70.2% from 64.0%. Contributing to this improvement were increases in manufacturing efficiency and continued improvement in material sourcing resulting in lower cost of finished goods. The decrease in gross profit margin in the Cosmetics division to 58.0% from 61.7% was the result of an increase in lower-margin promotional sales on the Company's base products sold in conjunction with new product introductions.

            The gross profit margin increase in the International division to 56.7% from 55.3% was attributable to higher sales and an increase in the proportion of direct international sales (versus exports) to total international sales.

            Selling Expenses. The Company's selling expenses in the first half of Fiscal 1996 and Fiscal 1995 were $30,653,000 (39.4% of Net Sales) and $22,080,000 (35.7% of Net Sales), respectively. The increase in selling expenses as a percentage of sales was principally attributable to increased advertising and promotional spending relating to the Company's strategy of reinvigorating existing brand equities and introducing complementary new products.

            General and Administrative Expenses. The Company's general and administrative expenses in the first half of Fiscal 1996 and Fiscal 1995 were $10,071,000 (13.0% of Net Sales) and $7,892,000 (12.7% of Net Sales),
respectively. The increase in general and administrative expenses was attributable in part to the addition of key personnel at both the Company's corporate and operating division management teams in anticipation of future operating needs.

            Amortization of Intangibles and Other Assets. Amortization of intangible and other assets during the first half of Fiscal 1996 $3,122,000 (4.0% of Net Sales) and $2,414,000 (3.9% of Net Sales) in the first half of Fiscal 1995.

            Operating Income. Operating income was $5,110,000 (6.6% of Net Sales) for the first half of Fiscal 1996 and $5,988,000 (9.7% of Net Sales) for the first half of Fiscal 1995. The decrease in operating income for the first half of Fiscal 1996 compared to the first half of Fiscal 1995 was attributable to the increase in selling expenses and an increase in non-cash amortization and depreciation expenses for Fiscal 1996 as compared to Fiscal 1995. Management believes that an additional measurement, Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA"), is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered as an alternative either to net income (loss) as an indicator of the Company's operating performance or to cash flow as a measurement of liquidity. The computation of EBITDA is set forth below:


                                                     (in 000s)
                                                  SIX MONTHS ENDED
                                                   SEPTEMBER 30,
                                          --------------------------------
                                             1996                  1995
                                          -----------           ----------
Operating Income                          $     5,110           $    5,988
Plus:  Amortization                             3,122                2,414
Plus:  Depreciation                             1,679                1,113
                                          -----------           ----------


EBITDA                                    $     9,911           $    9,515
EBITDA % of Net Sales                            12.8%                15.4%

            Interest Expense. The Company's total interest expense was $10,838,000 for the first half of fiscal 1996 and $9,004,000 for the first half of fiscal 1995, while cash interest for the periods was $8,576,000 and $7,198,000, respectively. Interest expense consisted of the following:


                                                              (in 000s)
                                                          SIX MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
CASH INTEREST PAID OR ACCRUED                            1996          1995
---------------------------------------------------  ------------  ------------
Interest on Senior Notes                             $      4,471  $      4,474
Interest on Seller Notes (payable in 2002)                    220           204
Interest on Credit Facility                                 3,830         2,509
Other Interest                                                 55            11
                                                     ------------  ------------


Total Cash Interest Expense                          $      8,576  $      7,198

NON-CASH INTEREST EXPENSE
---------------------------------------------------

Accretion of Senior Notes and Seller Notes           $        169  $        133
Amortization of Deferred Financing Costs                    1,605         1,162
Accretion of Interest on Obligations for
Minimum Royalty Payment
                                                              488           511
                                                     ------------  ------------

Total Non-Cash Interest Expense                      $      2,262  $      1,806

Total Interest Expense                               $     10,838  $      9,004




            Income Tax Expense. Income tax expense for the period was $308,000 for the first half of Fiscal 1996 and $697,000 for the first half of Fiscal 1995. The effective tax rates differ from the United States federal income tax rate of 35% due to the effects of filing separate income tax returns in certain state and foreign jurisdictions and limitations on utilization of federal income tax benefits.

OPERATIONS FOR THE PERIOD JULY 1, 1996 THROUGH
SEPTEMBER 30, 1996, AND THE PERIOD JULY 1, 1995
THROUGH SEPTEMBER 30, 1995 (AS RESTATED)

            Net Sales.  The Company's net sales were as follows (in 000s):



                                    THREE MONTHS ENDED SEPTEMBER 30,
                       -------------------------------------------------------
                                 1996                          1995
                       ------------------------        -----------------------
DIVISION               NET SALES     % OF TOTAL        NET SALES    % OF TOTAL
----------------       ---------     ----------        ---------    ----------
Fragrance                $23,588          49.7%          $21,031         59.2%
Cosmetic                  12,268          25.8%            9,487         26.7%
International             11,651          24.5%            5,025         14.1%
                       ---------     ----------        ---------    ----------
                         $47,507         100.0%          $35,543        100.0%

            Total Company sales increased 33.7%, or $11,964,000 from $35,543,000 to $47,507,000. Fragrance sales increased 12.2% from $21,031,000 to $23,588,000.
The increase was due to higher orders for Christmas gift sets over last year which began shipping in August and the impact of sales of Navigator from Canoe and DREAMS BY TABU, products launched subsequent to last year's period. The Cosmetics division's sales increased by 29.3% from $9,487 to $12,268. Contributing to this increase were current year sales of Ultra-Gel and Nail Fetish which were launched subsequent to last year's period, as well as the impact of Nat Robbins sales since the GAC Acquisition (August 21, 1996). International sales for the quarter ended September 30, 1996 include the sales of Dana Brazil acquired during December 1995 and a 61.3% increase in remaining International sales in large part attributable to the Company's Canadian operation.

            Gross Profit. The Company's gross profits were as follows (in 000s):



                                  THREE MONTHS ENDED SEPTEMBER 30,
                     -----------------------------------------------------------
                               1996                          1995
                     ----------------------------   ----------------------------
DIVISION             GROSS PROFIT  % OF NET SALES   GROSS PROFIT  % OF NET SALES
-------------------  ------------  --------------   ------------  --------------
Fragrance                 $16,807           71.3%        $12,952           61.6%
Cosmetic                    6,910           56.3%          5,711           60.2%
International               6,466           55.5%          2,714           54.0%
                     ------------  --------------   ------------  --------------

       Total              $30,183           63.5%        $21,377           60.1%

            The Gross Profit margin in the Fragrance business improved to 71.3% from 61.6%, resulting from the impact of improved manufacturing efficiency and continued improvement in material sourcing resulting in lower cost of finished goods. The Gross Profit margin in the Cosmetics business decreased to 56.3% from 60.2% due to the increase in lower margin promotional sales on the Company's base products done in conjunction with new product introductions. The Gross Profit margin increase in the International Division to 55.5% from 54.0% was attributable to higher sales and an increase in the proportion of direct international sales (versus exports) to total international sales.

            Selling Expenses. The Company's selling expenses in the second quarter of Fiscal 1996 and Fiscal 1995 were $19,403,000 (40.8% of Net Sales) and $12,955,000 (36.4% of Net Sales), respectively. The increase in selling expenses as a percentage of sales was principally attributable to increased advertising and promotional spending relating to the Company's strategy of reinvigoration of existing brand equities and the introduction of complementary new products.

            General and Administrative Expenses. The Company's general and administrative expenses in the second quarter of Fiscal 1996 and Fiscal 1995 were $4,273,000 (9.0% of Net Sales) and $3,916,000 (11.0% of Net Sales),
respectively. While general and administrative expenses increased during the period, they represented a lower percentage of net sales. The increase in general and administra tive expenses was attributable to the addition of key personnel to the management teams at both the Company's corporate and operating division levels. These additions were made in previous periods in anticipation of future operating needs; as a result, the Company believes adequate management personnel are now in place to support anticipated growth in the business.

            Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets was $1,755,000 (3.7% of Net Sales) for the second quarter of Fiscal 1996 and $1,225,000 (3.4% of Net Sales) for the second quarter of Fiscal 1995.

            Operating Income. Operating Income was $4,752,000 (10.0% of Net Sales) for the second quarter of Fiscal 1996 and $3,281,000 (9.2% of Net Sales) for the second quarter of Fiscal 1995. Management believes an additional measurement, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered by the reader as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity. EBITDA is detailed in the table below:

                                                          (in 000s)
                                               ---------------------------------
                                                  1996                  1995
                                               -----------           ----------
Operating Income                               $     4,752           $    3,281
Add Amortization                                     1,755                1,225
Add Depreciation                                       810                  588
                                               -----------           ----------
EBITDA                                         $     7,317           $    5,094
EBITDA % of Net Sales                                15.4%                14.3%


            Interest Expense. The Company's total interest expense was $5,637,000 for the second quarter of fiscal 1996 and $4,570,000 for the second quarter of fiscal 1995, while cash interest for the periods was $4,609,000 and $3,627,000 respectively.
Interest expense consisted of the following:



                                                             (in 000s)
                                                  ----------------------------
                                                      1996            1995
                                                  ------------    ------------
CASH INTEREST PAID OR ACCRUED
---------------------------------------------
Interest on Senior Notes                          $      2,237    $      2,239
Interest on Seller Notes (payable in 2002)                 112             104
Interest on Credit Facility                              2,039           1,281
Other Interest                                              36               3
                                                  ------------    ------------


Total Cash Interest Expense                       $      4,424    $      3,627

NON-CASH INTEREST EXPENSE
---------------------------------------------
Accretion of Senior Notes and Seller Notes        $         88    $         71
Amortization of Deferred Financing Costs                   879             617
Accretion of Interest on Obligations for
Minimum Royalty Payment
                                                           246             255
                                                  ------------    ------------

Total Non-Cash Interest Expense                   $      1,213    $        943

Total Interest Expense                            $      5,637    $      4,570


            Income Tax Expense. Income tax expense for the period was $464,000 for the second quarter of fiscal 1996 and $576,000 for the second quarter of fiscal 1995. The effective tax rates differ from the United States federal income tax rate of 35% due to the effects of filing separate income tax returns in certain state and foreign jurisdictions and limitations on utilization of federal income tax benefits.

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

            During August and September 1996, the Company completed a private placement of $115.0 million of Senior Redeemable Preferred Stock, Series B (the Series B Preferred"). The proceeds were used to retire the $20.0 million Series A Preferred Stock and provide funds for new acquisitions (see further comments below) and general corporate purposes. In addition, the Holder of the Series A Preferred Stock exercised its option and acquired 51,929 shares of the Company's Common Stock for $5.0 million. The Company also sold an additional 51,929 shares of its Common Stock to a Holder of the Series B Preferred for $5.0 million.

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

            On August 21, 1996, the Company acquired all issued and outstanding capital stock of GAC for $15.25 million. On August 6, 1996, the Company and MEM Company, Inc. ("MEM") entered into an Agreement pursuant to which a subsidiary of the Company will be merged into MEM and each outstanding share of MEM common stock will be converted into the right to receive $7.50 per share in cash.

            On October 30, 1996, the Company entered into an Agreement to acquire from Procter & Gamble Co. ("Procter & Gamble") its mass market fragrance brands.

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

            Net cash used by the Company in operating activities for the six months ended September 30, 1996 was $27,634,255, consisting primarily of a net loss of $5,302,000, less the impact of non-cash items impacting net loss of $7,063,472, increases in accounts receivable, inventories of $10,609,410, $8,169,750 and 1,187,951, respectively, and decreases in accounts payable, other current liabilities and other of $6,686,654, $2,700,000 and $930,105, respectively; offset by an increase in accrued expenses of $887,765.

            Net cash used in investing activities was $17,083,231, consisting primarily of the acquisition of GAC for $15,379,768 and capital expenditures of $1,635,287. Net cash provided by financing activities was $112,808,870, consisting primarily of the proceeds from the issuance of the Series B Preferred Stock and Common Stock, consisting of $118,070,751, net of issuance costs. In addition, the Company issued and subsequently retired the Series A Preferred Stock. The net increase in cash and cash equivalents was $68,091,364.

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