Form 10-Q
period 1996-12-31
RENAISSANCE COSMETICS INC /DE/
filed 1997-02-14
CIK 933747

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1996

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

       As of February 12, 1997, there were outstanding 825,086 shares of the registrant's common stock, $.01 par value per share.

    INTRODUCTION


         This Quarterly Report on Form 10-Q contains certain restated financial information regarding previously-reported results of operations of Renaissance Cosmetics, Inc. (the "Company"), for the three months ended December 31, 1995. For more details concerning such restated financial information see the Company's (1) Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 1996 and (2) Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 1996.

                                      INDEX
                                                                     PAGE

PART I - FINANCIAL INFORMATION.....................................   __

    Item 1.   Financial Statements.................................    4
              Consolidated Balance Sheets as of December 31, 1996
                   (unaudited) and March 31, 1996..................    5
              Consolidated Statements of Operations for the
                   three and nine months ended December 31, 1996
                   and 1995 (unaudited)............................    6
              Consolidated Statements of Cash Flows for the nine
                   months ended December 31, 1996
                   and 1995 (unaudited)............................    7
              Notes to Unaudited Consolidated Financial
                   Statements......................................    8

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations........   14

PART II - OTHER INFORMATION........................................   27

    Item 1.   Legal Proceedings

    Item 2.   Changes in Securities

    Item 6.   Exhibits and Reports on Form 8-K

                   SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "1933 Act") and Section 21E of the Securities and Exchange Act of 1934 (the "1934 Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity performance or achievements expressed or implied by such forward-looking statements. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy, including the ability to integrate recently acquired businesses into the Company; the ability of the Company to obtain financing for general corporate purposes; changes in the retail industry; changes in consumer preferences; competition; availability of key personnel; foreign currency exchange rates; industry capacity; changes in, or the failure to comply with, governmental regulations (especially environmental laws and regulations); and other factors referenced in this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and/or achievements, and neither the Company nor any other person assumes responsibility for the accuracy or completeness of these statements.

                           PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Information called for by this item is set forth in the financial statements contained on the immediately following 9 pages.

ITEM 1.  FINANCIAL INFORMATION

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT SHARE DATA)
-----------------------------------------------------------------------------
                                                    DECEMBER 31,   MARCH 31,
ASSETS                                                 1996          1996
                                                    ------------   ---------
                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                          $ 51,513      $  1,432
  Marketable securities                                   585           174
  Accounts receivable - net                            38,226        34,557
  Inventories                                          55,724        30,237
  Prepaid expenses and other current assets            11,159         6,540
                                                     --------      --------
    Total current assets                              157,207        72,940

PROPERTY, PLANT AND EQUIPMENT - Net                    24,007        14,535

DEFERRED FINANCING COSTS - Net                         10,759         8,007

OTHER ASSETS - Net                                     14,806        12,242

INTANGIBLE ASSETS - Net                               160,953        76,895
                                                     --------      --------

TOTAL ASSETS                                         $367,732      $184,619
                                                     --------      --------
                                                     --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                      $      -      $ 57,000
  Accounts payable                                     14,858        19,463
  Accrued expenses                                     39,389        15,157
  Other current liabilities                                 -         2,700
                                                     --------      --------

    Total current liabilities                          54,247        94,320
                                                     --------      --------

LONG-TERM LIAIBILITIES:
  Long-term debt                                      185,088        67,323
  Minimum royalty obligation                            4,899         4,686
  Deferred tax liability                                    -           141
                                                     --------      --------

    Total long-term liabilities                       189,987        72,150
                                                     --------      --------

    Total liabilities                                 244,234       166,470
                                                     --------      --------

COMMITMENTS AND CONTINGENCIES

SENIOR EXCHANGEABLE REDEEMABLE PREFERRED STOCK -
 SERIES B:
  Par value $.01 - authorized, 350,000 shares;
   issued 119,008 shares                               82,576             -
                                                     --------      --------

REDEEMABLE PREFERRED STOCK:
  Par value $.01 - authorized, 40,000 shares;
   issued, 12,485 shares at December 31, 1996;
   11,594 shares at March 31, 1996                     12,783        11,698
                                                     --------      --------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 - authorized,
   3,000,000 shares; issued, 830,736 shares
   at December 31, 1996; 726,818 shares at
   March 31, 1996                                           8             7
  Notes receivable from sale of common stock             (518)         (518)
  Additional paid-in capital                           69,403        26,787
  Treasury stock, at cost (5,650 shares)                 (210)         (210)
  Deficit                                             (39,430)      (19,564)
  Cumulative translation adjustment                    (1,114)          (51)
                                                     --------      --------

    Total common stockholders' equity                  28,139         6,451
                                                     --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $367,732      $184,619
                                                     --------      --------
                                                     --------      --------

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)
------------------------------------------------------------------------------

                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                        DECEMBER 31,         DECEMBER 31,
                                     ------------------   ------------------
                                       1996      1995         1996      1995
                                     -------- (As Restated) --------   -------
                                              -------------
NET SALES                            $ 46,880    $32,415    $124,590   $94,339
COST OF GOODS SOLD                     19,328     12,503      48,082    36,052
                                      -------    -------    --------   -------
    Gross profit                       27,552     19,912      76,508    58,287
                                      -------    -------    --------   -------

OPERATING EXPENSES:
  Selling                              17,688     11,308      48,341    33,388
  General and administrative            6,656      5,305      16,727    13,198
  Amortization of intangible
   and other assets                     2,019      1,150       5,141     3,564
                                     --------    -------    --------   -------
    Total operating expenses           26,363     17,763      70,209    50,150
                                     --------    -------    --------   -------

OPERATING INCOME                        1,189      2,149       6,299     8,137

INTEREST EXPENSE (INCOME):
  Interest expense                      6,368      5,237      17,206    14,241
  Interest income                        (713)       (40)     (1,448)     (197)
                                     --------    -------    --------   -------

INCOME (LOSS) BEFORE INCOME TAXES      (4,466)    (3,048)     (9,459)   (5,907)

INCOME TAX PROVISION                      261        276         569       973
                                     --------    -------    --------   -------

NET INCOME (LOSS)                      (4,727)    (3,324)    (10,028)   (6,880)

PREFERRED STOCK DIVIDENDS               4,778        331       9,838       992
                                     --------    -------    --------   -------

NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                        $ (9,505)   $(3,655)   $(19,866)  $(7,872)
                                     --------    -------    --------   -------
                                     --------    -------    --------   -------

NET LOSS PER COMMON SHARE            $ (11.52)   $ (5.08)   $ (25.95)  $(10.93)
                                     --------    -------    --------   -------
                                     --------    -------    --------   -------

WEIGHTED AVERAGE SHARES
 OUTSTANDING                          825,086    720,093     765,569   720,093
                                     --------    -------    --------   -------
                                     --------    -------    --------   -------


See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
------------------------------------------------------------------------------
                                                        NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ----------------------
                                                       1996          1995
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(10,028)    $ (6,880)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                         2,715        1,875
    Amortization of intangible assets                    2,576        2,404
    Amortization of minimum royalty and other
     assets                                              2,565        1,160
    Amortization of deferred financing costs             2,918        1,874
    Accrued interest on senior notes, subordinated
     senior notes and minimum royalty obligations        1,103          976
  Changes in operating assets and liabilities, net
   of effects of acquisitions:
    Accounts receivable                                   (921)     (17,418)
    Inventories                                         (6,986)      (1,977)
    Prepaid expenses and other assets                   (9,357)      (3,422)
    Accounts payable                                   (11,135)      (5,685)
    Accrued expenses                                     7,741        3,728
    Other current liabilities                           (2,700)           -
    Other                                               (1,098)          88
                                                      --------     --------
      Net cash used in operating activities            (22,607)     (23,277)
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                       (411)
  Sale of marketable securities                              -          324
  Capital expenditures                                  (2,826)      (5,426)
  Acquisitions of businesses - net of cash acquired    (94,109)           -
                                                      --------     --------
      Net cash used in investing activities            (97,346)      (5,102)
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable                        4,200       24,000
  Proceeds from Senior Secured Credit Facility         117,500            -
  Repayment of notes payable                           (61,200)           -
  Payment of minimum royalty obligations                (1,386)           -
  Net proceeds of issuance of preferred
   stock - Series A                                     18,955            -
  Payment of deferred financing costs                   (5,670)        (914)
  Redemption of preferred stock - Series A             (20,434)           -
  Net proceeds of issuance of redeemable
   preferred stock - Series B                          108,319            -
  Net proceeds from issuance of common stock             9,750            -
                                                      --------     --------
      Net cash provided by financing activities        170,034       23,086
                                                      --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    50,081       (5,293)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,432        7,001
                                                      --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 51,513     $  1,708
                                                      --------     --------
                                                      --------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $ 10,117     $  7,141
                                                      --------     --------
                                                      --------     --------
    Income taxes                                      $    463     $    728
                                                      --------     --------
                                                      --------     --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING TRANSACTIONS:
  Accrued dividends and accretion on redeemable
   preferred stocks                                   $  9,838     $    992
                                                      --------     --------
                                                      --------     --------

                     RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    1.   BASIS OF PRESENTATION

    The consolidated financial statements of Renaissance Cosmetics, Inc. (the "Company") have been prepared by the Company and are unaudited and include the accounts of the Company and its wholly-owned subsidiaries, Cosmar Corporation ("Cosmar"), Houbigant Ltee, Dana Perfumes Corporation ("Dana"), Great American Cosmetics, Inc. ("GAC") from the date of its acquisition on August 21, 1996, and MEM Company, Inc. ("MEM") from the date of its acquisition on December 4, 1996. All significant intercompany activity has been eliminated. The results of operations for the three and nine months ended December 31, 1996, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended
March 31, 1996 filed with the SEC (the "1995 Form 10K").

         Certain reclassifications were made to the 1995 financial statements to conform to the current presentation.

         In January 1997, the Company restated (a) its previously-reported results of operations for the three and six months ended September 30, 1996 and September 30, 1995 and (b) its previously-reported balance sheet data as of September 30, 1996 and September 30, 1995 (the "Prior Restatements"). See the Quarterly Reports on Form 10-Q/A for the three- and six- months ended June 30, 1996, and September 30, 1996. The Prior Restatements did not require any restatement of the Company's previously-reported audited financial statements for Fiscal 1995 and did not have any impact on the company's results of operations for the nine months ended December 31, 1996 or the balance sheet as of December 31, 1996 and will not have any impact on the Company's results of operations for Fiscal 1996 or its balance sheet as of March 31, 1997.

         The information relating to the three months ended December 31, 1995, is restated herein to reflect the Prior Restatements, resulting in an increase in net sales for such period by approximately $1,880,000 and a decrease in the net loss applicable to common stockholders by approximately $747,000.

         2.   INVENTORIES

         The components of inventories are as follows (in 000s):



                                                  DECEMBER 31,    MARCH 31,
                                                     1996           1996
                                                     ----           ----

Raw materials and advertising supplies              $25,481       $16,957
Work in process                                       3,020         2,860
Finished goods                                       27,223        10,420
                                                    -------       -------
                                                    $55,724       $30,237
                                                    -------       -------
                                                    -------       -------

         The above components are shown net of excess and obsolete inventory reserves of $2,864,000 and $1,540,000 at December 31, 1996, and March 31, 1996, respectively. At December 31, 1996, and March 31, 1996, approximately 49.8% and 60.7%, respectively, of the Company's inventories are stated at the lower of LIFO cost or market. The excess of current replacement cost over the stated LIFO value was $0 at December 31, 1996 and March 31, 1996, respectively.

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

         4.   RECENT ACQUISITIONS

              A.   MEM ACQUISITION.    On December 4, 1996, the Company,
through its wholly-owned subsidiary, Renaissance Acquisition, Inc. ("RAI"), completed its acquisition (the "MEM Acquisition") of MEM Company, Inc ("MEM"), pursuant to a Merger Agreement, dated August 6, 1996, as amended.

         MEM distributes a diversified line of fragrances and toiletries in the mass-market distribution channel. MEM's products are marketed under the nationally-advertised trademarks ENGLISH LEATHER, BRITISH STERLING, HEAVEN SENT and LOVE'S. The principal market for MEM's products is the United States. Tom Fields, Ltd. ("Tom Fields"), a division of MEM, manufactures and markets a line of children's cosmetics and accessories principally under the trademark TINKERBELL. A subsidiary, Tom Fields (U.K.) Ltd., markets this line of children's products in the United Kingdom and elsewhere in Europe.

         The aggregate cash consideration paid to the equity holders of MEM in connection with the MEM Acquisition was $19.8 million. In addition, in connection with the MEM Acquisition, the Company repaid all of MEM's outstanding indebtedness in an amount equal to $18.1 million and incurred fees and expenses of approximately $800,000.

         See Note 6.E., entitled "Subsequent Event--MEM Facility Closing" below.

              B. P&G BRANDS ACQUISITION. On December 6, 1996, the Company completed its acquisition from The Procter & Gamble Company ("P&G") of the worldwide rights to manufacture and market certain mass-market fragrances, including NAVY, NAVY FOR MEN, INSIGNIA, CALIFORNIA FOR MEN AND LE JARDIN (the "P&G Acquisition"). The cash portion of the purchase price paid through the closing was $41.1 million, of which $8.0 million related to inventory and $33.1 million related to the licenses and rights to market such fragrances. The purchase price for the inventory is subject to adjustment based on the actual value of inventory purchased. Based upon information received from P&G, the amount of such adjustment may result in an increase in the purchase price of approximately $2.5 million. In addition, in connection with the P&G Acquisition, the Company assumed certain specified trade-related obligations of P&G, including the liability for returns of products under the P&G Brands sold prior to the closing and liabilities under certain advertising and business development commitments. Concurrent with the P&G Acquisition, the Company entered into transition service agreements under which P&G will continue the foreign marketing of the P&G Brands through June 30, 1997.

         The MEM Acquisition and the P&G Brands Acquisition are collectively referred to herein as the "Acquisitions." Both Acquisitions have been accounted for under the purchase method of business combinations. The Company has not yet completed the process of allocating the excess of assets acquired over liabilities assumed to specific assets and liabilities, but believes that this excess will relate principally to goodwill and trademarks which will be amortized over an average of 20 years.

         The following unaudited pro forma summary presents the consolidated results of operations as if the Acquisitions had occurred as of the beginning of each period presented and do not purport to be indicative of what would have occurred had the Acquisitions been made as of those dates or of results which may occur in the future (in millions).

                                      Nine Months Ended
                                   12/31/96      12/31/95

    Net Sales                        $196          $181
                                     ----          ----
                                     ----          ----
    Operating Income                 $ 14          $ 15
                                     ----          ----
                                     ----          ----

         5.   FINANCING TRANSACTIONS

              A. SENIOR SECURED CREDIT FACILITY. On December 4, 1996, Cosmar, as borrower, the Company and all of the Company's material domestic and Canadian subsidiaries, as guarantors, entered into a Senior Secured Credit Facility with the lenders named therein (the "Senior Secured Credit Facility"), pursuant to which Cosmar borrowed $117.5 million and received net proceeds of $113.2 million. Such net proceeds were used: (i) to finance the MEM Acquisition (after the application of a $33.8 million certificate of deposit, plus approximately $537,000 of interest thereon); (ii) to finance the P&G Brands Acquisition; (iii) to repay all outstanding indebtedness under the Company's then-existing credit facility (the "Old Credit Facility") with Nomura Holding America, Inc. ("Nomura"), which was terminated on such date; and (iv) the remainder was used or was to be available for general corporate purposes.

         The Senior Secured Credit Facility had an initial term of one year, subject to extension under certain circumstances, and an initial interest rate of 11.5% per annum, which was scheduled to increase to 12.5% on June 4, 1997 and by an additional 0.5% at the end of each 90-day period thereafter, subject to a maximum rate per annum of 20%. The Senior Secured Credit Facility was secured by substantially all of the assets of Cosmar, the Company and the other guarantors. The indebtedness under the Senior Secured Credit Facility was repaid in full on February 7, 1997 and the liens thereunder were released.

         See Note 6.A. entitled "Subsequent Events--New Senior Notes
Offering".

         6.   SUBSEQUENT EVENTS

              A. NEW SENIOR NOTES OFFERING. On February 7, 1997, the Company completed the sale of $200.0 million aggregate principal amount of its 11 3/4% Senior Notes due 2004 (the "New Senior Notes"). The net proceeds from the sale of the New Senior Notes, together with a portion of the Company's available cash, were used (i) to refinance the Company's outstanding $65.0 million principal amount of 13-3/4% Senior Notes due 2001, Series B (the"Existing Senior Notes"), (ii) to repay all outstanding indebtedness under the Senior Secured Credit Facility and (iii) to fund an escrow account as discussed below.

         The New Senior Notes may be redeemed at the option of the Company on or after February 15, 2002, initially at 103.358% of the principal amount, declining to 101.670% of the principal amount on or after February 15, 2003, in each case, plus accrued and unpaid interest thereon. The Company also may redeem up to 35% of the original principal amount of the New Senior Notes on or after February 15, 2000, at a redemption price equal to 111.75% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net proceeds of one or more public equity offerings or strategic equity investments that have occurred within 90 days prior to the redemption, provided that at least $130 million of the principal amount of the New Senior Notes originally issued remains outstanding.

         In connection with the sale of the New Senior Notes, the Company transferred $17.5 million to a newly-formed, special purpose wholly-owned subsidiary, Renaissance Guarantor, Inc., a Delaware corporation ("RGI"), in exchange for a limited guarantee by RGI of the Company's obligations under the New Senior Notes. RGI placed such amount into an escrow account (the "Escrow Account").
 The New Senior Notes will be general unsecured obligations of the Company except to the extent that they are collateralized by a first priority security interest in the Escrow Account.

         This Form 10Q shall not constitute an offer to sell or solicitation of an offer to buy any securities. The New Senior Notes have not been registered under the 1933 Act or under any state securities laws, and may not be offered or sold in the United States absent registration or qualification or an applicable exemption from registration or qualification.

              B. EXISTING SENIOR NOTES OFFERING. On February 7, 1997, the Company completed its offer to purchase and purchased all of the outstanding $65.0 million aggregate principal amount of the Existing Senior Notes at a price of $1,165 for each $1,000 principal amount, plus accrued and unpaid interest (the "Existing Senior Notes Offer"). In connection with the Existing Senior Notes Offer, the Company received consents from the holders of all of the aggregate principal amount of the outstanding Existing Senior Notes to amend the Existing Indenture. The amendments eliminated substantially all of the restrictive covenants contained in the Existing Indenture. The Redeemable Preferred Stock is exchangeable into notes to be issued under the Existing Indenture (i) by the Company at any time and (ii) under certain circumstances, by the holders thereof on or after August 15, 1997.

              C. NEW REVOLVING CREDIT FACILITY. The Company has received a commitment letter from a major institutional lender with respect to a proposed revolving credit facility under which such institutional lender and other lenders would agree to provide Dana with a senior secured revolving credit facility (the "New Revolving Credit Facility") with a maximum committed amount of $75.0 million.

         Availability under the New Revolving Credit Facility will be based on a borrowing base consisting of a percentage of gross eligible accounts receivable and gross eligible inventory, less reserves, if any. The term of the New Revolving Credit Facility is expected to be five years.

         Amounts borrowed under the New Revolving Credit Facility will bear interest, at the option of Dana, at either (i) the Index Rate (i.e., the higher of the prime rate or the overnight Federal funds rate plus 0.50%) plus 1.00% or (ii) absent a default, the LIBOR rate plus 2.25%. The interest rate will be subject to adjustment, on a quarterly basis, based on the average outstanding during each quarter.

         Under the commitment letter, obligations under the New Revolving Credit Facility would be guaranteed by the Company, all of its domestic subsidiaries and all directly-owned Canadian subsidiaries of the Company and will be secured by a perfected first priority security interest in substantially all of the existing and after-acquired tangible and intangible assets of Dana and the guarantors, other than the Escrow Account. The New Revolving Credit Facility is expected to contain a number of covenants that restrict the operation of the Company (including financial covenants), which covenants are typical of a facility of this nature.

         There can be no assurance as to when or whether the New Revolving Credit Facility will be entered into or as to whether the New Revolving Credit Facility will contain the terms and conditions described above, and such New Revolving Credit Facility may contain terms and conditions more favorable or less favorable to the Company than set forth above.

              D. MEM FACILITY CLOSINGS. On February 7, 1997, the Company closed MEM's facilities in Northvale, New Jersey, and in Boucherville, Quebec. The Company has estimated its costs in connection with the closure of such facilities to be approximately $6.1 million, including severance payments, ERISA withdrawal liability and stay bonuses for selected employees of MEM, which have been accrued as of December 31, 1996. The Company's estimate of its ERISA withdrawal liability costs is an estimate for a 1996 withdrawal and the Company has been advised that its liability for a 1997 withdrawal would be higher.

              E. SERIES C PREFERRED STOCK. On January 31, 1997, the Company filed Amendment No. 1 to the Company's Registration Statement on Form S-4 (the "Registration Statement") for its 14.0% Senior Redeemable Preferred Stock, Series C (the "Series C Preferred Stock"), filed on October 1, 1996. Pursuant to the terms of the Registration Rights Agreement for the Company's 14.0% Senior Redeemable Preferred Stock, Series B (the "Series B Preferred Stock"), the annual dividend rate for the Series B Preferred Stock increased by 0.5% per annum on January 11, 1997, to 14.5% per annum and the dividend rate will increase by an additional 0.25% per annum for each 90-day period after January 11, 1997, until the Registration Statement is declared effective (up to a maximum additional dividends of 2.0% per annum). When the Registration Statement is declared effective, the dividend rate on the Series B Preferred Stock will be reduced to the original dividend rate of 14.0% per annum. If the Exchange Offer is not consummated by March 12, 1997, the dividend rate on the Series B Preferred Stock will increase by 0.5% per annum and additional 0.25% per annum for each 90-day period thereafter (up to a maximum additional dividends of 2.0% per annum), until the Exchange Offer is consummated, at which time the dividend rate will be reduced to 14.0% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company's fiscal year ending March 31, 1997, is referred to herein as "Fiscal 1996". The Company's fiscal year ended March 31, 1996, is referred to herein as "Fiscal 1995".

         This discussion and analysis relates to the consolidated results of operations of Renaissance Cosmetics, Inc. (the "Company"), which includes the Company's major operating divisions, Dana (the Company's domestic "Fragrance" business), Cosmar (the Company's domestic "Cosmetic" business) and International (the Company's "International" business, which includes both fragrance and cosmetics sales) resulting from the acquisitions discussed below that have been consummated by the Company (collectively, the "Acquisitions").

         1. The Houbigant acquisition in July and August 1994, the Cosmar acquisition in August 1994, the Dana acquisition in December 1994, the ACB acquisition in December 1994 and Great American Cosmetics, Inc. acquisition in August 1996;

         2. The MEM Acquisition in December 1996 (see "Liquidity and Capital Resources - B. Recent Acquisitions" below), the domestic operations of which are being integrated into Dana; and

         3. The P&G Brands Acquisition in December 1996 (see "Liquidity and Capital Resources - B. Recent Acquisitions" below), the domestic operations of which are being integrated into Dana.

         In January 1997, the Company restated (a) its previously-reported results of operations for the three and six months ended September 30, 1996 and September 30, 1995 and (b) its previously-reported balance sheet data as of September 30, 1996 and September 30, 1995 (the "Prior Restatements"). See the Quarterly Reports on Form 10-Q/A for the three- and six- months ended June 30, 1996, and September 30, 1996. The Prior Restatements did not require any restatement of the Company's previously-reported audited financial statements for Fiscal 1995 and did not have any impact on the company's results of operations for the nine months ended December 31, 1996 or the balance sheet as of December 31, 1996 and will not have any impact on the Company's results of operations for Fiscal 1996 or its balance sheet as of March 31, 1997.

         The information relating to the three months ended December 31, 1995, is restated herein to reflect the Prior Restatements, resulting in an increase in net sales for such period by $1,880,000 and a decrease in the net loss applicable to common stockholders by approximately $747,000.

OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995

         NET SALES.  The Company's net sales were as follows (in 000s):

                              NINE MONTHS ENDED DECEMBER 31,
                        -----------------------------------------
                               1996                    1995
                               ----                    ----
Fragrance               55,624      44.6%       50,582      53.6%
Cosmetic                37,597      30.2%       28,512      30.2%
International           31,369      25.2%       15,245      16.2%

Total                  124,590     100.0%       94,339     100.0

         Total Company sales increased 32.1%, or $30,251,000, from $94,339,000 to $124,590,000.

         Fragrance sales increased 10.0% from $50,582,000 to $55,624,000. The increase was due principally to increased orders for promotional items and Christmas items, sales of Navigator from Canoe and DREAMS BY TABU which were launched subsequent to December 1995 and sales of MEM and P&G products after the completion of the Acquisitions.

         Cosmetics sales increased by 31.9% from $28,512,000 to $37,597,000. Contributing to this increase were current year sales of Ultra-Gel and Nail Fetish, which were launched subsequent to December 1995, and the impact of the Nat Robbins' sales since the date of the GAC Acquisition in August 1996.

         International sales increased $16,124,000 attributable principally to the Company's Canadian operations and to Dana Brazil (which was acquired by the Company in December 1995.)

         GROSS PROFIT.   The Company's gross profit was as follows (in 000s):

                                 NINE MONTHS ENDED DECEMBER 31,
                          -----------------------------------------
                                 1996                     1995
                                 ----                     ----
Fragrance                 36,682       65.9%       32,263     63.8%
Cosmetic                  21,892       58.2%       17,865     62.7%
International             17,934       57.2%        8,159     53.5%

Total                     76,508       61.4%       58,287     61.8%

              Fragrance gross profit margin improved to 65.9% from 63.8%. The increase was due principally to changes in product mix, and an increase in sales.

         Cosmetics gross profit margin decreased to 58.2% from 62.7%, resulting principally from the introduction into the product mix of Nat Robbins products which have lower gross margins and an increase in lower-margin promotional sales on the Company's base products.

         International gross profit margin increased to 57.2% from 53.5% principally because of higher sales in Brazil (which was acquired in December
1995) and in Canada, which increased the proportion of direct international sales (versus exports) to total international sales.

         SELLING EXPENSES. The Company's selling expenses in the first nine months of Fiscal 1996 and the first nine months of Fiscal 1995 were $48,341,000 (38.8% of Net Sales) and $33,388,000 (35.4% of Net Sales),
respectively. The increase in selling expenses as a percentage of sales was principally attributable to increased advertising (media, artwork and production costs for a new expanded advertising campaign) and increased promotional spending relative to the sales increase, both of which continued the Company's strategy of reinvigorating existing brand equities.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses in the first nine months of Fiscal 1996 and Fiscal 1995 were $16,727,000 (13.4% of Net Sales) and $13,198,000 (14.0% of Net
Sales), respectively. The increase in general and administrative expenses was attributable in part to the addition of key personnel at both the Company's corporate and operating levels in order to operate a larger organization. The decrease in general and administrative costs as a percentage of sales, reflects the effort by management to control overhead costs.

         AMORTIZATION OF INTANGIBLES AND OTHER ASSETS. Amortization of intangible and other assets during the first nine months of Fiscal 1996 was $5,141,000 (4.1% of Net Sales) and $3,564,000 (3.8% of Net Sales) in the
first nine months of Fiscal 1995. This increase reflects the amortization of intangible assets relating to the GAC Acquisition, the MEM Acquisition and the P&G Brands Acquisition (beginning from the date of such Acquisitions), and an increase in amortization of minimum royalty agreements as such minimum payments increase in later years.

         OPERATING INCOME. Operating income was $6,299,000 (5.1% of Net Sales) for the first nine months of Fiscal 1996 and $8,137,000 (8.6% of Net Sales) for the first nine months of Fiscal 1995. The decrease in operating income for the nine months of Fiscal 1996 compared to the first nine months of Fiscal 1995 was attributable to the increase in selling and general and administrative expenses and an increase in non-cash amortization and depreciation expenses for Fiscal 1996 as compared to Fiscal 1995.

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

                                           (in 000s)
                                       NINE MONTHS ENDED
                                          DECEMBER 31,
                                    -----------------------
                                    1996               1995
                                    ----               ----
Operating Income                  $ 6,299            $ 8,137

Plus:  Amortization                 5,141              3,564

Plus:  Depreciation                 2,715              1,875

                                  -------            -------
EBITDA                            $14,155            $13,576
EBITDA % of Net Sales               11.4%              14.4%

         INTEREST EXPENSE. The Company's total interest expense was $17,206,000 for the first nine months of Fiscal 1996 and $14,241,000 for the first nine months of Fiscal 1995, while cash interest for the periods was $13,185,000 and $11,391,000, respectively. Interest expense consisted of the following:

                                                          (in 000s)
                                                      NINE MONTHS ENDED
                                                         DECEMBER 31,
                                                      -----------------
CASH INTEREST PAID OR ACCRUED                         1996         1995
-----------------------------                         ----         ----
Interest on Existing Senior Notes                   $ 6,706      $ 6,708
Interest on Seller Notes (payable in 2002)              337          311
Interest on Old Credit Facility                       5,925        4,242
Interest on Senior Secured Credit Facility               77            -
Other Interest                                          140          130

                                                    -------      -------
Total Cash Interest Expense                         $13,185      $11,391
NON-CASH INTEREST EXPENSE
-------------------------
Accretion of Existing Senior Notes and
 Seller Notes                                       $   265      $   211
Amortization of Deferred Financing
 Costs                                                2,918        1,874
Accretion of Interest on Obligations
 for Minimum Royalty Payments                           838          765

                                                    -------      -------
Total Non-Cash Interest Expense                     $ 4,021      $ 2,850
Total Interest Expense                              $17,206      $14,241


         INCOME TAX EXPENSE. Income tax expense was $569,000 for the first nine months of Fiscal 1996 and $973,000 for the first nine months of Fiscal 1995. The effective tax rates differ from the United States federal income tax rate of 35% due to the effects of filing separate income tax returns in certain state and foreign jurisdictions and limitations on utilization of federal income tax benefits.

OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995 (AS RESTATED)

    NET SALES.  The Company's net sales were as follows (in 000s):

                              THREE MONTHS ENDED DECEMBER 31,
                   --------------------------------------------------
                             1996                      1995
                   -----------------------    -----------------------

DIVISION           NET SALES    % OF TOTAL    NET SALES    % OF TOTAL
--------           ---------    ----------    ---------    ----------
Fragrance           $21,558        46.0%       $17,531        54.1%
Cosmetic             13,578        29.0%         8,793        27.1%
International        11,744        25.0%         6,091        18.8%
                    -------        -----       -------        -----
   Total            $46,880         100%       $32,415         100%


         Total Company sales increased 44.6%, or $14,465,000, from $32,415,000 to $46,880,000.

         Fragrance sales increased 23.0% from $17,531,000 to $21,558,000.
The increase was principally due to increases in orders for promotional items and Christmas items sales of Navigator from Canoe and DREAMS BY TABU which were launched subsequent to December 1995 and sales of P&G and MEM products after the completion of the Acquisitions.

         Cosmetics sales increased by 54.4% from $8,793,000 to $13,578,000. Contributing to this increase were current year sales of Ultra-Gel and Nail Fetish, which were launched subsequent to December 1995, and the impact of the Nat Robbins' sales since the date of the GAC Acquisition in August 1996.

         International sales increased by approximately $5,653,000, principally due to the Company's Canadian operations and to Dana Brazil (which was acquired in December 1995).

         GROSS PROFIT.  The Company's gross profits was as follows (in 000s):

                                    THREE MONTHS ENDED DECEMBER 31,
                    ---------------------------------------------------------
                                1996                           1995
                    --------------------------     --------------------------
DIVISION            GROSS PROFIT    % OF TOTAL     GROSS PROFIT    % OF TOTAL
--------            ------------    ----------     ------------    ----------
Fragrance             $12,772          59.2%          $11,124        63.4%
Cosmetic                7,971          58.7%            5,690        64.7%
International           6,809          58.0%            3,098        50.9%
                      -------          -----          -------        -----
   Total              $27,552          58.8%          $19,912        61.4%

         Fragrance gross profit margin declined to 59.2% from 63.4%. The decrease was due principally to changes in product mix selling larger quantities of brands that produce lower profit margins.

         Cosmetics gross profit margin decreased to 58.7% from 64.7%, resulting principally from the introduction into the product mix of Nat Robbins products which have lower gross margins and an increase in lower-margin promotional sales on the Company's base products.

         International gross profit margin increased to 58% from 50.9% principally because of higher sales in Brazil (which was acquired in December
1995) and in Canada, which increased the proportion of direct international sales (versus exports) to total international sales.

         SELLING EXPENSES. The Company's selling expenses in the third quarter of Fiscal 1996 and Fiscal 1995 were $17,688,000 (37.7% of Net Sales) and $11,308,000 (34.9% of Net Sales), respectively. The increase in selling expenses as a percentage of sales was principally attributable to increased advertising (media, artwork and production costs for a new expanded advertising campaign) and increased promotional spending relative to the sales increase, both of which continued the Company's strategy of reinvigorating existing brand equities.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses in the third quarter of Fiscal 1996 and Fiscal 1995 were $6,656,000 (14.2% of Net Sales) and $5,305,000 (16.4% of Net Sales),
respectively. The increase in general and administrative expenses was attributable in part to the addition of key personnel at both the Company's corporate and operating levels in order to operate a larger organization, while the decrease in general and administrative costs as a percentage of sales, reflects an effort by management to control overhead costs.

         AMORTIZATION OF INTANGIBLES AND OTHER ASSETS. Amortization of intangibles and other assets was $2,019,000 (4.3% of Net Sales) for the third quarter of Fiscal 1996 and $1,150,000 (3.5% of Net Sales) for the third quarter of Fiscal 1995. This increase reflects the amortization of intangible assets relating to the GAC Acquisition, the MEM Acquisition and the

P&G Brands Acquisition (beginning from the date of such acquisitions) and an increase in amortization of minimum royalty agreements as such minimum payments increase in later years.

         OPERATING INCOME. Operating income was $1,189,000 (2.5% of Net Sales) for the third quarter of Fiscal 1996 and $2,149,000 (6.6% of Net
Sales) for the third quarter of Fiscal 1995.   Management believes an
additional measurement, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered by the reader as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity. EBITDA is detailed in the table below:

                                                      (in 000s)
                                                  THREE MONTHS ENDED
                                                     DECEMBER 31
                                               ------------------------
                                                 1996            1995
                                                 ----            ----
Operating Income                                $1,189          $2,149
Add  Amortization                                2,019           1,150
Add  Depreciation                                1,036             762
                                                ------          ------
EBITDA                                           4,244           4,061
EBITDA % of Net Sales                             9.1%           12.5%

         INTEREST EXPENSE. The Company's total interest expense was $6,368,000 for the third quarter of Fiscal 1996 and $5,237,000 for the third quarter of Fiscal 1995, while cash interest for the periods was $4,609,000 and $4,193,000, respectively. Interest expense consisted of the following:

                                                      (in 000s)
                                                  THREE MONTHS ENDED
                                                      DECEMBER 31
                                                 --------------------
CASH INTEREST PAID OR ACCRUED                    1996            1995
-----------------------------                    ----            ----
Interest on Existing Senior Notes               $2,235          $2,234
Interest on Seller Notes (payable in 2002)         117             108
Interest on Old Credit Facility                  2,095           1,733
Interest on Senior Secured Credit Facility          77               -
Other Interest                                      85             118
                                                ------          ------
Total Cash Interest Expense                     $4,609          $4,193
NON-CASH INTEREST EXPENSE
-------------------------
Accretion of Senior Notes and Seller
 Notes                                          $   96          $   78
Amortization of Deferred Financing
 Costs                                           1,313             711
Accretion of Interest on Obligations
 for Minimum Royalty Payment                       350             255
                                                ------          ------
Total Non-Cash Interest Expense                 $1,759          $1,044
Total Interest Expense                          $6,368          $5,237


         INCOME TAX EXPENSE. Income tax expense was $261,000 for the third quarter of Fiscal 1996 and $276,000 for the third quarter of Fiscal 1995. The effective tax rates differ from the United States federal income tax rate of 35% due to the effects of filing separate income tax returns in certain state and foreign jurisdictions and limitations on utilization of federal income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         A. NET CASH USED IN/PROVIDED BY OPERATING, INVESTING AND FINANCING ACTIVITIES.

         Net cash used by the Company in operating activities for the nine months ended December 31, 1996 was $22,607,000, consisting primarily of a net loss of $10,028,000, less the impact of non-cash items impacting net loss of 11,877,000, increases in accounts receivable, inventories and prepaid expenses of $921,000, $6,986,000 and 9,357,000, respectively, and decreases in accounts payable, other current liabilities and other of $11,135,000, $2,700,000 and $1,098,000, respectively; offset by an increase in accrued expenses of $7,741,000.

         Net cash used in investing activities was $97,346,000, consisting primarily of the cash paid for the Acquisitions of $94,109,000, net of cash acquired.

         Net cash provided by financing activities was $170,034,000, consisting primarily of the proceeds from the issuance of the Series B Preferred Stock and Common Stock (together, the "Equity Financing"), consisting of $119.1 million, net of issuance costs, and the proceeds from the issuance of the Senior Secured Credit Facility (as defined below) of $113.2, net of issuance costs offset by the repayment of the Old Credit Facility (as defined below). The net increase in cash and cash equivalents was $50,081,000.

         B.   RECENT ACQUISITIONS.

         On December 4, 1996, the Company acquired all of the issued and outstanding stock of the MEM Company, Inc. for $19.8 million (the "MEM Acquisition"). In addition, in connection with such acquisition, the Company repaid all of MEM's outstanding indebtedness in the amount of $18.1 million and incurred fees and expenses of approximately $800,000. MEM is engaged in the business of distributing and marketing a diversified line of fragrances and toiletries in the mass-market distribution channel under the nationally-advertised trademarks ENGLISH LEATHER, BRITISH STERLING, HEAVEN SENT and LOVE'S.

         On February 7, 1997, the Company closed MEM's facilities in Northvale, New Jersey, and in Boucherville, Quebec. The Company expects to incur costs in connection with the closings and the consolidation of MEM's operations in an amount of approximately $6.1 million, including severance payments, ERISA withdrawal liability and stay bonuses for selected employees of MEM. The severance payments and stay bonuses (estimated to be approximately

$2.7 million) are expected to be paid during the last quarter of Fiscal 1996 or the first quarter of Fiscal 1997. The Company's estimate of its ERISA withdrawal liability costs is an estimate based upon a 1996 withdrawal, and the Company has been advised that its liability for a 1997 withdrawal would be higher. The ERISA withdrawal liability will be paid (with interest) in equal quarterly installments over a period of years in an amount per installment to be determined under a statutory formula and based in part on the employer's contribution rate to the plan and highest employee head count over the last decade. The MEM and Tom Fields combined contributions were approximately $390,000 in fiscal 1995 and are expected to be approximately $250,000 in fiscal 1996, although the number of MEM and Tom Fields employees has declined by approximately one-half from its highest levels over the last decade. Accordingly, the annual total of the quarterly payment amounts may be significantly higher than the contributions to the union plan in recent years.

         On December 6, 1996, the Company acquired from P&G the worldwide rights to manufacture and market certain mass-market fragrances, including NAVY, NAVY FOR MEN, INSIGNIA, CALIFORNIA FOR MEN AND LE JARDIN (the "P&G Brands Acquisition")(the "P&G Brands"). The cash portion of the purchase price paid through the closing was $41.1 million, of which $8.0 million related to inventory and $33.1 million related to the licenses and rights to market such fragrances. The purchase price for the inventory is subject to adjustment based on the actual value of inventory purchased. In addition, the Company assumed certain specified trade-related obligations of P&G, including the liability for returns of products under the P&G Brands sold prior to the closing and liabilities under certain advertising and business development commitments.

         Concurrent with the P&G Brands Acquisition, the Company entered into transition services agreements, under which P&G will continue the foreign marketing of the P&G Brands through June 30, 1997. P&G will remit to the Company, within 45 days of the end of a calendar month, the net amount of revenues earned from product sales, less allowances for sales returns, discounts, bad debts, any applicable sales and marketing costs and less any costs of goods in excess of inventories already purchased by the Company.

         C.   EQUITY AND DEBT FINANCING TRANSACTIONS.

         On December 4, 1996, Cosmar entered into a Senior Secured Credit Facility (the "Senior Secured Credit Facility") pursuant to which Cosmar borrowed $117.5 million and received net proceeds of $113.2 million. Such net proceeds were used: (i) to finance the MEM Acquisition (after the application of a $33.8 million certificate of deposit, plus approximately $537,000 of interest thereon); (ii) to finance the P&G Brands Acquisition;
(iii) to repay all outstanding indebtedness under the Company's then-existing credit facility (the "Old Credit Facility") (which was terminated on such date); and (iv) the remainder was used or to be available for general corporate purposes. The indebtedness under the Senior Secured Credit Facility had an initial term of one year, subject to extension under certain circumstances, and an initial interest rate of 11.5% per annum, which was scheduled to increase to 12.5% on June 4, 1997 and by an additional 0.5% at the end of each 90-day period thereafter, subject to a maximum rate per annum of 20%. The Senior Secured Credit Facility was secured by substantially all of the assets of Cosmar, the Company and the other guarantors. The indebtedness under the Senior Secured Credit Facility was repaid in full on February 7, 1997 and liens thereunder were released.

         On December 24, 1996, the Company commenced an offer to purchase all of its outstanding $65.0 million principal amount of its 13-3/4% Senior Notes due 2001, Series B (the "Existing Senior Notes") at a price of $1,165 for each $1,000 principal amount thereof (plus accrued interest thereon). On February 7, 1997, the Company completed the Existing Senior Notes Offer and purchased all of the outstanding $65 million aggregate principal amount of the Existing Senior Notes at a price of $1,165 for each $1,000 principal amount, plus accrued and unpaid interest thereon.

         On February 7, 1997, the Company completed the sale of $200.0 million aggregate principal amount of its 11 3/4% Senior Notes due 2004 (the "New Senior Notes"). The net proceeds from the sale of the New Senior Notes, together with approximately $23 million of the Company's available cash, were used (i) to finance the Existing Senior Notes Offer, (ii) to repay all outstanding indebtedness under the Senior Secured Credit Facility (discussed above) and (iii) to fund an escrow account which will be used to pay a portion of the interest expense on the New Senior Notes for two years (discussed below).

         Interest on the New Senior Notes is payable at the rate of 11 3/4% per year in cash. The New Senior Notes mature on February 15, 2004. In connection with the sale of the New Senior Notes, the Company transferred $17.5 million to an escrow account (the "Escrow Account") maintained by a newly-formed special purpose subsidiary, Renaissance Guarantor, Inc. ("RGI"), in exchange for a limited guarantee by RGI of the Company's obligations under the New Senior Notes. The New Senior Notes are general unsecured obligations of the Company except to the extent they are collateralized by a first priority security interest in the Escrow Account.

         D.  OUTSTANDING INDEBTEDNESS AND LIQUIDITY REQUIREMENTS.

         As of December 31, 1996, the Company had outstanding indebtedness of $185.1 million, including $117.5 million under its Senior Secured Credit Facility (which has since been repaid). Due to the nature of the fragrance/cosmetics industry, both the Company's need for working capital and its income stream are seasonal. The most significant liquidity requirements occur in connection with the production of inventory prior to the sales surge and related shipments to customers in advance of the year-end holiday sales season and other events such as new launches.

         As a result of the repayment of all outstanding indebtedness under, and the termination of, the Old Credit Facility on December 4, 1996, the Company no longer has a revolving credit facility to fund working capital needs. The completion of the GAC Acquisition, the MEM Acquisition and the P&G Brands Acquisition has resulted in a significant increase in the Company's working capital needs.

         In order to address its working capital needs, the Company has obtained a binding commitment letter from a major institutional lender with respect to a proposed revolving credit facility under which such institutional lender and other lenders would agree to provide Dana with a senior secured revolving credit facility (the "New Revolving Credit Facility") with a maximum committed amount of $75.0 million.

         Availability under the New Revolving Credit Facility is expected to be subject to a borrowing base calculation based upon eligible inventories and accounts receivable, as defined.

         Amounts borrowed under the New Revolving Credit Facility will bear interest, at the option of Dana, at either (i) the Index Rate (i.e., the higher of the prime rate or the overnight Federal funds rate plus 0.50%) plus 1.00% or (ii) absent a default, the LIBOR rate plus 2.25%. The interest rate will be subject to adjustment, on a quarterly basis, based on the average outstanding during each quarter.

         The New Revolving Credit Facility is expected to contain affirmative and negative covenants customarily found in a facility of this size and type. Additionally, the New Revolving Credit Facility would be guaranteed by substantially all of the Company's domestic and Canadian subsidiaries.

         The Company's ability to borrow under the New Revolving Credit Facility will be subject to, among other conditions, the execution and delivery of definitive financing agreements containing terms acceptable to the lenders, the satisfaction of certain financial conditions. There can be no assurance as to when or whether the New Revolving Credit Facility will be entered into or as to whether the New Revolving Credit Facility will contain the terms and conditions described above. If the Company is not able to agree with the lenders on the terms of the New Revolving Credit Facility, the Company would need to seek other sources of financing for its working capital needs.

                               PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         ATLANTIS LITIGATION. The Company is a defendant in a lawsuit filed in New York State Supreme Court in March 1995 by Atlantis International, Ltd. ("Atlantis") and Brian Appel. The complaint alleges defamation, conspiracy, unfair competition, intentional interference with Atlantis' contractual and business relationships, PRIMA FACIE tort and breach of warranty and seeks damages allegedly suffered in the amount of $6.0 million and punitive damages in the amount of $1.0 million. The Company has been given an indefinite extension of time to answer or move against the complaint but intends to vigorously defend this lawsuit and believes that it has substantial and meritorious defenses.

         MEM LITIGATION. An action (seeking class action certification) was filed on July 31, 1996 on behalf of the shareholders of MEM against MEM and four of its current and former directors, alleging that the compensation offered to the shareholders in the MEM Acquisition was inadequate and grossly unfair and that the defendants had violated their fiduciary duties by not seeking additional potential purchasers for MEM. The action sought, among other things, a court order requiring the defendants to seek other purchasers, or, if the MEM Acquisition was consummated, damages. Although MEM and the Company believe that the suit is without merit, because of the expense of continued legal proceedings, MEM has reached an agreement in principle with the named plaintiff for settlement of the lawsuit without the admission of liability or wrongdoing by the defendants. The terms of the settlement include some additional disclosure to be made to shareholders through the settlement notice, a payment of up to $25,000 for plaintiffs' attorneys' fees and the exchange of releases by the parties. The settlement is subject to, among other things, the execution of final settlement documents by the parties and final approval by the court.

         OTHER LITIGATION. The Company is involved from time to time in various legal proceedings arising from the ordinary course of business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

         See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources, C. Equity and Debt Financing Transactions"; and Note 5 "Financing Transactions" and Note 6, "Subsequent Events," to the Unaudited Consolidated Financial Statements for the period ended December 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        A. EXHIBITS.

         2.3(1) Asset Sale and Purchase by and among the Procter & Gamble Company (as Seller) and Dana Perfumes Corp. (as Buyer) and solely for purposes of Sections 4.6, 6.6 and 6.12 hereof Renaissance Cosmetics, Inc. and Cosmar Corporation dated as of October 25, 1996.

         2.4(1) Form of Asset Sale and Purchase Agreement among P&G foreign affiliate sellers and Dana Perfumes Corp., dated as of October 29, 1996.

         3.1.4(2) Certificate of Increase of Certificate of Designation of Preferences and Rights of Senior Redeemable Preferred Stock, Series B filed with the Secretary of State of the State of Delaware on September 27, 1996.

         4.2(2) Certificate of Increase of Certificate of Designation of Preferences and Rights of Senior Redeemable Preferred Stock Series C filed with the Secretary of State of the State of Delaware on September 27, 1996.

         4.3(2)     Specimen certificate of share of Series C Preferred Stock.

         5.1(2) Opinion of Paul, Weiss, Rifkind, Wharton & Garrison, regarding the legality of the securities being registered.

        10.34(2) Amendment No. 1 to Security Agreement--Trademarks, dated July 31, 1996, among Houbigant, Parfums Parquet, Chemical Bank New Jersey N.A. and NatWest Bank N.A.

        10.40(2)    Employee Stock Option Plans.

        10.53(2) Lease, between Bonanno Real Estate Group II, L.P. and Parfums Parquet, dated February 10, 1995 relating to the property situated at 734 Grand Avenue, in the Borough of Ridgefield, New Jersey.

        10.66(2) Non-Competition Agreement, dated as of August 18, 1994, among Renaissance Cosmetics, Inc., Cosmar Corporation and Jerry D. Kayne.

        10.67(2) Non-Competition Agreement, dated as of August 18, 1994, among Renaissance Cosmetics, Inc., Cosmar Corporation and Fred Kayne.

        10.115.1(2) Sixth Supplemental Indenture, dated as of December
                    4, 1996, between the Company, Certain Guarantors and Firstar Bank of Minnesota, successor to American Bank National Association,

                  Trustee.

      10.127(2)   Securities Purchase Agreement, dated as of September 27,
                  1996, between Renaissance Cosmetics, Inc. and Bastion
                  Capital Fund, L.P.

      10.128(2)   Common Stock Registration Rights Agreement, dated as of
                  September 27, 1996, between Renaissance Cosmetics, Inc. and
                  Bastion Capital Fund, L.P.

      10.129(2)   Voting Agreement, dated as of September 27, 1996,
                  between Kidd, Kamm Equity Partners, L.P. and Bastion
                  Capital Fund, L.P.

      10.130(2)   Consulting Agreement, dated December 28, 1994, between
                  Renaissance Cosmetics, Inc. and Robert H. Schnell.

      10.131(2)   Senior Secured Credit Agreement, dated as of December 4,
                  1996, between the Company, Cosmar, CIBC Wood Gundy and the
                  Lenders named therein.

      10.132(2)   Form of Bridge Note, dated December 4, 1996.

      10.133(2)   Form of Term Note.

      10.134(2)   Form of Guarantee, dated December 4, 1996, by the
                  Company for and in consideration of the purchase by the Lenders of Bridge Notes issued by Cosmar Corporation pursuant to the Senior Secured Credit Agreement, dated
                  December 4, 1996.

      10.135(2)   Form of Guarantee, dated December 4, 1996, by Houbigant
                  (1995) Ltd. for and in consideration of the purchase by the Lenders of Bridge Notes issued by Cosmar Corporation pursuant to the Senior Secured Credit Agreement, dated
                  December 4, 1996.

      10.136(2)   Form of Guarantee, dated December 4, 1996, by Dana
                  Perfumes Corp. for and in consideration of the purchase by the Lenders of Bridge Notes issued by Cosmar Corporation pursuant to the Senior Secured Credit Agreement, dated
                  December 4, 1996.

      10.137(2)   Form of Guarantee, dated December 4, 1996, by MEM for
                  and in consideration of the purchase by the Lenders of Bridge Notes issued by Cosmar Corporation pursuant to the Senior Secured Credit Agreement, dated December 4, 1996.

      10.138(2)   Form of Guarantee, dated December 4, 1996, by GAC for
                  and in consideration of the purchase by the Lenders of Bridge Notes issued by Cosmar Corporation pursuant to the Senior Secured Credit Agreement, dated December 4, 1996.

      10.139(2)   Security Agreement, dated December 4, 1996, between the
                  Company, Cosmar, Dana Perfumes Corp., GAC, Houbigant (1995)
                  Limited, MEM and CIBC Wood Gundy Securities Corp. as collateral agent.

      10.141(2)   License and Consultant Agreement dated January 25, 1991
                  between Cosmar and The Nail Consultants, Ltd., as amended by letter agreements dated May 29, 1991 and January 5, 1993.

      10.142(2)   License Agreement, dated October 1, 1995, between The
                  Nail Consultants, Ltd. and Cosmar.

      10.143(2)   Renaissance Employee Bonus Plan.

      10.144(2)   Agreement dated as of July 1,1 995 between MEM as
                  licensor and Filo America, Inc. as licensee for the license of the "English Leather" trademark for shaving equipment.

      10.145(2)   Agreement dated as of January 1, 1995 between MEM as
                  licensor and M.Z. Berger as licensee for the license of the "Tinkerbell" trademark for watches, clocks and plastic jewelry.

      10.146(2)   License granted under the License Agreement dated August
                  1, 1978 between G. Visconti di Modrone, S.p.A and V.O.M.
                  Ltd. for the use of certain trademarks by Victor of Milano, Ltd. in connection with its sale of men's toiletries.

      10.147(2)   License Agreement dated as of April 1, 1977 between MEM
                  as licensor and Welling International as licensee for the license of the "English Leather" trademark for eyeglass frames and sunglasses, as amended by letter agreement dated
                  November 6, 1996.

      10.148(2)   Trademark Agreement dated as of July 3, 1985 between MEM
                  as licensor and Willow Hosiery Co., Inc., as licensee for the license of the "English Leather" trademark for men's hosiery, as amended by letter agreements dated January 29, 1996 and January 25, 1995.

      10.149(2)   Trademark License Agreement dated as of July 1, 1991
                  between English Leather, Inc. as licensor and Bag Bazaar,
                  Ltd. as licensee
                  for the license of the "English Leather" trademark for men's and women's handbags and personal (small) leather goods, as amended by letter agreement dated May 19, 1995.

      10.150(2)   License Agreement dated as of July 14, 1987 between
                  Coscelebra, Inc. as licensor and MEM as licensee for the license of the "Heaven Sent" trademark for cosmetic products.

      10.151(2)   Agreement dated as of January 1, 1981 between Helena
                  Rubenstein, Inc. as licensor and Alliance Trading Company
                  Incorporated as licensee for the license of the "Heaven
                  Sent" trademark for cosmetic products, as amended by agreement dated June 15, 1981.

      10.152(2)   Agreement dated as of March 12, 1982 between Alleghany
                  Pharmacal Corporation as licensor and MEM as licensee for the sub-license of "Heaven Sent" trademark for cosmetic products.

      10.153(2)   Agreement dated as of December 1, 1991 between Tom
                  Fields, Ltd. as licensor and Red Box Toy Factory Ltd. as licensee for the license of the "Tinkerbell" trademark for fashion beauty kits.

      10.154(3)   Form of Stay Bonus Agreement

      10.155(2)   Collective Bargaining Agreement between Dana Perfumes
                  Corp. and Oil, Chemical & Atomic Workers International
                  Union AFL-CIO and its Local Union No. 8-782.

      27.1        Financial Data Schedule.
-------------------------------------------------------------------------------
1. Filed with the Company's Form 8-K filed with the SEC on December 20, 1996 and incorporated herein by reference thereto.

2. Filed with the Company's Amendment No. 1 to Form S-4 filed with the SEC on January 31, 1997 and incorporated herein by reference thereto.

3. Filed with the Company's Form 8-K filed with the SEC on December 19, 1996 and incorporated herein by reference thereto.

        B. REPORTS ON FORM 8-K.

       (1) Form 8-KA filed with the SEC on November 2, 1996.

       (2) Form 8-K filed with the SEC on November 6, 1996.

       (3) Form 8-K filed with the SEC on December 9, 1996.

       (4) Form 8-K filed with the SEC on December 9, 1996.

       (5) Form 8-K filed with the SEC on December 19, 1996.

       (6) Form 8-K filed with the SEC on December 20, 1996.

       (7) Form 8-K filed with the SEC on December 27, 1996.

       (8) Form 8-K filed with the SEC on January 15, 1997.

       (9) Form 8-K filed with the SEC on January 16, 1997.

      (10) Form 8-K filed with the SEC on January 28, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RENAISSANCE COSMETICS, INC.

Dated: February 14, 1997               By: /s/ THOMAS T.S. KAUNG
                                       ------------------------------------
                                       Thomas T.S. Kaung
                                       Group Vice-President, Finance
                                       and Chief Financial Officer