Form 10-K405
period 1997-03-31
RENAISSANCE COSMETICS INC /DE/
filed 1997-06-30
CIK 933747

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-K

          [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                     Commission file number 33-87820

                       RENAISSANCE COSMETICS, INC.
          (Exact name of registrant as specified in its charter)

                                 DELAWARE
      (State or other jurisdiction of incorporation or organization)

                                06-1396287
                  (I.R.S. Employer Identification No.)

                             635 MADISON AVENUE
                          NEW YORK, NEW YORK  10022
              (Address of principal executive office)(Zip Code)

                               (212) 751-3700
             (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 1997, there were outstanding 830,736 shares of the registrant's common stock, $.01 par value.

                Documents Incorporated by Reference: NONE

                                 INDEX

PART I

     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders

PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters
     Item 6.   Selected Financial Data
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 8.   Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

PART III

     Item 10.  Directors and Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial and Management
     Item 13.  Certain Relationships and Related Transactions

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

              SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

CERTAIN STATEMENTS UNDER THE CAPTIONS "BUSINESS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1997, AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND
SECTION 21E OF THE EXCHANGE ACT. CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSION OF STRATEGIES THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:
GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE ABILITY OF THE COMPANY TO IMPLEMENT ITS BUSINESS AND ACQUISITION STRATEGY, INCLUDING THE ABILITY TO INTEGRATE RECENTLY ACQUIRED BUSINESSES INTO THE COMPANY; THE ABILITY OF THE COMPANY TO OBTAIN FINANCING FOR FUTURE ACQUISITIONS, INCLUDING OBTAINING REQUIRED APPROVALS FROM ITS EXISTING LENDERS FOR SUCH ACQUISITIONS; CHANGES IN THE RETAIL INDUSTRY GENERALLY AND THE FRAGRANCE AND NAIL CARE INDUSTRIES SPECIFICALLY; CHANGES IN CONSUMER PREFERENCES; COMPETITION; AVAILABILITY OF KEY PERSONNEL; FOREIGN CURRENCY EXCHANGE RATES; INDUSTRY CAPACITY; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ACCEPTANCE OF NEW PRODUCT OFFERINGS; AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS (ESPECIALLY ENVIRONMENTAL LAWS AND REGULATIONS). AS A RESULT OF THE FOREGOING AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN TO FUTURE RESULTS, LEVELS OF ACTIVITY AND ACHIEVEMENTS AND NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE STATEMENTS.

CHANTILLY-R-, WHITE CHANTILLY-TM-, TABU-R-, DREAMS BY TABU-TM-, LUTECE-R-, RAFFINEE-R-, DEMI-JOUR-TM-, MONSIEUR MUSK-R-, FRENCH GARDEN FLOWERS-TM-, ENGLISH WATERLILYS-TM-, FRENCH VANILLA BY DANA-TM-, AMBUSH-R-, CANOE-R-, CANOE-SPORT-R-, HERBISSIMO-R-, NAVIGATOR-R-, ENGLISH LEATHER-R-, BRITISH STERLING-R-, LOVE'S-R-, HEAVEN SENT-R-, NAVY-R-, TOUJOURS MOI-R-, NAVY FOR MEN-TM-, INSIGNIA-R-, CALIFORNIA FOR MEN-R-, LE JARDIN-TM, LAJOIE-R-, PRO10-R-, PRESS & GO-R-, PETITE PRESS & GO-TM, SPORT PRESS & GO-TM-, QUIK FIT-R-, SCULPTURE QUIK-TM-, SCULPTURE QUIK II-TM-, ULTRAGEL-TM-, NAIL FETISH-TM-, WRAP QUIK-R-, QUIKFILE-TM-, QUIKSHINE-R-, FILEPRO-R-, NAT ROBBINS-R-, LIP LACQUER-TM-, EVER SHEER-TM ,COLORPOWER-R- and COLOR INTENSE 24-R- are trademarks and brands owned by or licensed to the Company. All other trademarks or service marks referred to in this Prospectus are the property of their respective owners and are not the property of the Company.

                                   PART I

ITEM 1. BUSINESS

GENERAL

     REFERENCES HEREIN TO "FISCAL 1994," "FISCAL 1995" AND "FISCAL 1996" MEAN THE FISCAL YEARS ENDED MARCH 31, 1995, MARCH 31, 1996, AND MARCH 31, 1997, RESPECTIVELY. ALSO, UNLESS CLEARLY INDICATED OTHERWISE HEREIN, ALL REFERENCES TO THE COMPANY ARE TO RENAISSANCE COSMETICS, INC. AND ITS SUBSIDIARIES.

     Renaissance Cosmetics, Inc. was incorporated in Delaware in 1994. The Company is a leading manufacturer and marketer of mass-market fragrances, artificial nail care products, mid-priced lip and eye make-up, nail polish and related products that are sold by more than 1,000 retailers in approximately 25,000 locations in the United States and in 61 foreign countries. The Company sells its products principally through the mass-market distribution channel which includes drug stores (such as Walgreens and Revco), mass merchandisers (such as Wal-Mart and Kmart) and supermarkets and combination supermarket/drug stores (such as Kroger and Albertson's).

     The Company's principal executive offices are located at 635 Madison Ave., New York, New York 10022, and its telephone number is (212) 751-3700.

BACKGROUND

     FORMATION. The Company was formed in April 1994 by Kidd Kamm & Company ("Kidd Kamm") and Thomas V. Bonoma, late Chairman and Chief Executive
Officer of the Company. On May 21, 1997, Dr. Bonoma died suddenly. On May 28, the Board of Directors of the Company appointed Norbert Becker, President of the Company, as Chief Executive Officer and a director of the Company.

     FINANCING TRANSACTIONS. In May 1994, Kidd Kamm Equity Partners, L.P. ("KKEP"), an affiliate of Kidd Kamm, invested $22.5 million in the common equity of the Company. Management and certain other investors invested an additional $4 million in the common equity of the Company.

     In May 1994, the Company received $10 million of proceeds from the issuance of 10,000 shares of Cumulative Exchangeable Preferred Stock, with warrants.

     In August 1994, the Company completed the sale of $65 million aggregate principal amount of 13-3/4% Senior Notes, due 2001, Series A and B, and 13-3/4% Senior Notes, due 2002 (collectively, the "Old Senior Notes"), which were issued pursuant to an Indenture dated August 18, 1994 (the "Old Indenture").

     In December 1994, the Company entered into a note purchase agreement with Nomura Holding America, Inc., which included a $30 million term facility and a $20 million revolving credit facility (the "Old Credit Facility"). The revolving facility was subsequently increased to $30 million and then again to $40 million.

     In May and June 1996, the Company issued $20 million aggregate value of Series A Senior Redeemable Exchangeable Preferred Stock ("Series A Preferred Stock").

     In August and September 1996, the Company completed a private placement of $115 million of Senior Redeemable Preferred Stock, Series B ("Series B Preferred Stock"), with warrants ("Series B Warrants"). Concurrent therewith, the Company sold shares of common stock to CIBC WG Argosy Merchant Fund 2, L.L.C., and to Bastion Capital Fund, L.P. The Company received aggregate net proceeds from both transactions of $119.1 million. These transactions are collectively referred to herein as the "Equity Financing." The Company used the proceeds of the Equity Financing to retire all of the outstanding Series A Preferred Stock, to finance the GAC Acquisition (as defined below), to repay a portion of the Old Credit Facility, to purchase a certificate of deposit set aside to consummate the MEM Acquisition (as defined below) and for general corporate purposes.

     In December 1996, the Company entered into a Senior Secured Credit Facility, pursuant to which the Company received net proceeds of $113.2 million. The Company used a portion of the proceeds to finance the MEM and P&G Brands Acquisitions (as defined below) and to repay all outstanding indebtedness under its Old Credit Facility.

     In February 1997, the Company completed the sale of $200 million aggregate principal amount of 11-3/4% Senior Notes, due 2004 (the "Existing Notes"), issued pursuant to the Indenture, dated February 7, 1997 (the "Indenture"). The Company used a portion of the proceeds received from the sale of the Existing Notes to repay all of the outstanding indebtedness under the Senior Secured Credit Facility and to repurchase all of its Old Senior Notes. On June 8, 1997, the Company completed the exchange of all of the outstanding principal amount of Existing Notes for a like principal amount of its 11-3/4% Senior Notes due 2004 which were registered under the Securities Act (the "New Notes").

     In March 1997, the Company entered into a new $75 million revolving credit facility agreement with General Electric Capital Corporation ("GECC") and other lenders (the "New Revolving Credit Facility").

     On April 28, 1997, the Company completed the exchange of all of the issued and outstanding shares of Series B Preferred Stock for shares of Senior Redeemable Preferred Stock, Series C ("Series C Preferred Stock") with substantially the same terms.

     ACQUISITIONS. In July and August 1994, the Company entered into long-term exclusive license agreements with Houbigant, Inc. ("Houbigant") to manufacture, distribute, use and sell throughout the world (excluding Canada) 12 mass-market fragrances formerly marketed by Houbigant (the "Houbigant Acquisition"). In December 1994, the Company acquired the assets of ACB Mercantile, Inc., and related companies (the "ACB Acquisition") through which the Company acquired certain rights to manufacture, distribute, use and sell the Houbigant Fragrances in Canada which, when combined with the previous Houbigant license agreements, gave the Company the exclusive worldwide right to manufacture and market the Houbigant Fragrances.

     In August 1994, the Company purchased the operations of Cosmar Corporation ("Cosmar"), the largest manufacturer and marketer in the United States of artificial fingernails and related nail care products (the "Cosmar Acquisition").

     In December 1994, the Company acquired Les Parfums de Dana, Inc., and related companies (now known as Dana Perfumes Corp.) ("Dana"), which manufactured mass-market fragrances and related products sold in the United States and in 20 foreign countries (the "Dana Acquisition").

     In August 1996, the Company acquired Great American Cosmetics, Inc. ("GAC"), a company that markets, distributes, advertises, promotes and merchandises high-quality, mid-priced lip and eye make-up, nail polish and related products (the "GAC Acquisition").

     In December 1996, the Company acquired MEM Company, Inc. ("MEM"), which manufactures mass-market fragrances (the "MEM Acquisition"). In connection with the MEM Acquisition, the Company repaid all of MEM's outstanding indebtedness. See PART I, ITEM 1. BUSINESS - EMPLOYEES AND - FACILITIES below.

     In December 1996, the Company acquired from the Procter & Gamble Company ("P&G") the worldwide rights to manufacture and distribute certain mass market fragrances (the "P&G Brands Acquisition"). In addition, the Company assumed certain trade-related obligations of P&G.

     In May 1997, a newly-formed subsidiary of the Company, RCI China, Inc., became a joint venturer in RCI/Alexander Joint Venture (the "Joint Venture"). The principal business activity of the Joint Venture is to manufacture, market, sell and distribute cosmetic products in the People's Republic of China. The Company is the manager of the Joint Venture pursuant to the terms of a management agreement.

     See PART II, ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES below for more information concerning the (i) GAC Acquisition, the MEM Acquisition and the P&G Brands Acquisition (collectively, the "Acquisitions"), (ii) the Senior Secured Credit Facility, (iii) the Old Credit Facility and the New Revolving Credit Facility, (iv) the Old Senior Notes, (v) the Existing Notes and (vi) the New Notes.

BUSINESS STRATEGY

     At inception, the Company's strategic plan was to build a substantial fragrance and cosmetics company by implementing a growth strategy of acquiring and successfully integrating underperforming brands or companies and restoring and expanding brand equities through the initiation or expansion of focused marketing programs. The Company's current business strategy is (1) to continue to capitalize on opportunities in the mass-market segment of the fragrance and cosmetics industry, through both internal growth and acquisitions, and (2) to maximize sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") by:

- ACQUIRING AND REINVIGORATING UNDERPERFORMING AND/OR UNDER MARKETED BRANDS. The Company seeks to selectively acquire and then subsequently reinvigorate underperforming and/or undermarketed established brands and provides broad-based consumer advertising necessary to support new product introductions.

- INTEGRATING ACQUIRED BUSINESSES INTO THE COMPANY'S EXISTING INFRASTRUCTURE. Following acquisition of brands or companies, the Company seeks to reduce operating costs of the acquired brands or companies by (1) eliminating redundant overhead; (2) closing redundant plants; (3) selling the acquired brands through the Company's existing salesforce; and (4) using common componentry.

- FOCUSED FLANKING OF ESTABLISHED FRAGRANCE BRANDS. The Company specializes in launching new products that leverage off of the strong name recognition and brand equity of its classic and other established fragrance brands. These products, known as "focused flankers," draw on the consumer recognition and heritage of the Company's existing brand equities while simultaneously enhancing and revitalizing the "parent" products being flanked.

- INTRODUCING COMPLEMENTARY PRODUCTS. Similar to its focused flanker strategy, the Company seeks to introduce complementary new cosmetics products.

- USING CATEGORY MANAGEMENT TECHNIQUES TO INCREASE THE COMPANY'S SALES BY INCREASING ITS ALLOCATION OF SHELF SPACE AND ENHANCING RELATIONSHIPS WITH RETAILERS. To increase shelf space allocated to the Company's products and to build stronger relationships with retailers, the Company purchases consumer sales data derived from in-store checkout scanners in order to quantify sales results for its own products (as well as those of its competitors). The Company engages in account-specific category management by offering to be a retailer's category advisor or "category captain."
   The category captain assists the retailer in deciding which products it will sell within the shelf space dedicated to a specific category.

- EXPANDING INTO ADDITIONAL RETAIL OUTLETS AND ALTERNATIVE DISTRIBUTION CHANNELS. The Company continually seeks to expand its sales and distribution network (currently over 1,000 retailers with approximately 25,000 locations) for its existing and acquired products. The Company continually explores alternative distribution channels (such as the home shopping channel QVC) through which to sell its products. In addition, the Company is increasing its worldwide doors by expanding the number of foreign countries (61 as of March 31, 1997) in which it sells its products.

     The Company intends to continue to capitalize upon the success of its previous fragrance and cosmetics product acquisitions, market share gains and close working relationships with mass-market retailers to launch additional focused flanker fragrance products and new artificial nail care and cosmetics products.

     See PART II, ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES for a discussion of the restriction in the New Revolving Credit Facility on the Company's ability to make acquisitions without the consent of at least 66-2/3% of the lenders thereunder.

INDUSTRY OVERVIEW

     DISTRIBUTION CHANNELS. The fragrance and cosmetics industry relies on two primary channels of distribution, mass-market retailers and department and specialty stores. These two channels have materially different sales and marketing processes because of the contrasting economic, demographic, demand and usage characteristics of their consumers.

     The mass-market distribution channel is characterized by value-oriented products with emphasis placed on both price and image. Since mass-market retailers depend on self-selection of products by consumers and employ only a nominal amount of in-store sales support personnel, the allocation and placement of retail shelf space is one of the most important means of gaining consumer awareness in this channel. Retailers have become more reluctant to allow new products to displace proven, high-volume products without a guarantee of extensive advertising support to generate consumer interest. As a result, the introduction of new products into the mass market is more difficult and relatively more expensive than in department and specialty stores. These characteristics of the mass market limit the number of new product offerings, enabling proven products to retain existing shelf space and creating barriers to entry. As a result, the mass-market distribution channel for fragrances and cosmetics is generally characterized by greater brand stability, consumer loyalty and repeat purchases than the department and specialty store channel.

     In contrast to the mass market, fragrance and cosmetics products sold through the department and specialty store channel are generally characterized as "prestige" brands which are primarily sold based upon perceived image and quality at substantially higher price points than those sold in the mass-market channel. Consequently, product offerings in the department and specialty store channel tend to be much more sensitive to changes in fashion and popular trends than those sold in the mass market. Such fashion consciousness results in a greater number of product introductions in this channel than in the mass market. The introduction of new products in department and specialty stores is facilitated, in part, by a greater level of personal customer service during the sales process. In addition, department and specialty retailers generally reallocate their selling space and product mix several times per year to accommodate changing fashion trends, whereas mass-market retailers generally do so only once per year. As a result, manufacturers are able to introduce new products more easily and frequently in the department and specialty store channel, as well as depend on in-store direct selling efforts rather than broad-based consumer advertising to attract consumers. While such reallocation results in greater flexibility to change product offerings, it also reduces brand stability and consumer loyalty over time.

     FRAGRANCE MARKET. The market for both men's and women's fragrances is highly fragmented, with the most popular brand in each segment commanding a share of less than 5% of the total market (although there are large competitors with significant aggregate market shares). The mass-market fragrance industry is relatively recession-resistant due to its low average price point and more frequent usage of the product.

     Fragrance products sold in the mass market, where the Company operates, typically have the following characteristics in relation to prestige brands: (i) more frequent purchase/use; (ii) sales that are less affected by changing fashions (which results in fewer new product introductions); (iii) lower packaging costs; (iv) faster inventory turnover; and (v) lower prices. Management believes that these characteristics enable the Company's products to achieve, on average, greater customer loyalty and more stable sales volume than prestige products.

     The Company also competes with alternative designer fragrances ("ADFs"), which are impostors of designer and prestige fragrances. ADFs began capturing market share from both designer and prestige fragrances and mass-market products in 1990. Since 1992, however, sales of ADFs and prestige fragrances in the mass market have been declining.

     COSMETICS MARKET. The Company's cosmetics division primarily focuses on the artificial nail care, lip and eye make-up segments of the mass market for cosmetics. The Company's cosmetics division has also entered into other segments of the cosmetics market, including the nail polish category with the introduction of its line of PRO10 nail lacquers.

     NAIL CARE MARKET. The retail nail care mass market is divided into four major product categories: (i) nail polish; (ii) artificial nail care;
(iii) nail implements; and (iv) nail polish removers. Although the mass-market artificial nail care market has many participants, the top three brands generate over 60% of total category sales. During the year ended December 31, 1996, Cosmar's brands accounted for approximately 33% (by total sales dollars) of the domestic artificial nail care market.

     Repeat purchases by consumers, who typically purchase 10 to 15 packages per year, as well as high inventory turnover, have resulted in increased retail shelf space allocation and market stability for artificial nail care products. It is expected that in the future there will be less opportunity for niche players in the artificial nail care market, with more shelf space being allocated to market leaders with sophisticated category management capabilities, such as the Company.

     LIP AND EYE MAKE-UP MARKETS. The domestic lip and eye make-up markets are highly competitive and dependent upon strong brand recognition, consumer trust in product quality, product selections aligned with current fashion and color trends and distinct price brackets that meet particular consumer needs and demographics. The Company has focused on the mid-priced segment through its acquisition of GAC. In general, the Company believes that the lip and eye make-up markets have experienced strong growth over the past year because of enhancements in color cosmetics technology and formulations coupled with a renewed emphasis on fashion-conscious color selections.

PRODUCTS

     FRAGRANCE. Through its Dana subsidiary, the Company manufactures and markets a wide variety of men's and women's fragrances, which include some of the oldest, most recognized

"classic" brand names in the industry. Classic brands, which generally have more than 20 years of sales history, are typically characterized by extensive brand name recognition and strong consumer loyalty. The Company estimates that less than 1% of all fragrance brands introduced each year achieve such classic status. The Company currently manufactures nine classic brands: CHANTILLY, TABU, AMBUSH, TOUJOURS MOI, RAFFINEE, HEAVEN SENT, CANOE, ENGLISH LEATHER and BRITISH STERLING. In June 1997, the Company received the Hall of Fame Award for Classic Fragrances for CANOE from the Fragrance Foundation, the leading trade group in the fragrance industry. In addition to the Company's classic fragrances, the Company markets its women's fragrance brands under such names as WHITE CHANTILLY, DREAMS BY TABU, NAVY, LE JARDIN and LOVE'S and markets its men's fragrance brands under such names as NAVIGATOR FROM CANOE, NAVY FOR MEN, INSIGNIA, CALIFORNIA FOR MEN and HERBISSIMO.

     The Company focuses principally on reinvigorating its largest and most recognized brands. For its smaller brands, the Company applies various cost-reduction methods designed to result in production savings by utilizing less expensive common componentry and standard packaging. Additionally, the Company minimizes advertising and promotion costs by offering these products in the same packaging on a year-round basis. The Company passes along these cost savings by offering value pricing to customers with primary advertising occurring only in-store.

     Following the four acquisitions completed in 1994, the Company began supporting its existing product lines and brands with increased advertising and promotional expenditures, reestablishing efficient production scheduling and shipping processes, maintaining adequate inventory levels and creating responsive order fulfillment practices. The Company also launched several new brands such as CLASSIC GARDENIA, WHITE CHANTILLY, a flanker product for the core CHANTILLY brand, and DREAMS BY TABU, a focused flanker of TABU. In February 1997, the Company relaunched AMBUSH.

     The recent acquisitions of the MEM and P&G fragrance brands, including NAVY, NAVY FOR MEN, CALIFORNIA FOR MEN, ENGLISH LEATHER, BRITISH STERLING, INSIGNIA, LOVE'S and HEAVEN SENT, further strengthen the Company's position in the fragrance market. According to information provided by P&G to the Company, P&G has spent a substantial amount in the last five years on the marketing of the P&G Brands worldwide. Although sales of several of the P&G Brands have declined significantly in recent years under P&G's management, the Company believes that opportunities exist to reinvigorate the brands. In addition, the Company believes that it should benefit from the international distribution of the P&G fragrance brands, especially in the United Kingdom, which, prior to the P&G Brands Acquisition, was not a significant market for the Company's products.

     In men's fragrances, the Company manufactures and markets three classic brands, CANOE, ENGLISH LEATHER and BRITISH STERLING. The Company successfully launched NAVIGATOR FROM CANOE, a flanker brand to CANOE, in September 1996 and recently completed the relaunch of CANOE. The Company significantly enhanced its position in the men's fragrance mass market with the acquisition of MEM's and P&G's men's fragrance brands. With the acquisition of MEM, the Company added ENGLISH LEATHER and BRITISH STERLING. With the acquisition of the P&G Brands, the Company added NAVY FOR MEN, and CALIFORNIA FOR MEN.

     NAIL CARE. Through Cosmar, the Company is the largest domestic manufacturer and marketer of artificial nail care products and related accessories sold through the mass-market channel. The Company's nail care products include full-length, artificial press-on or glue-on fingernails, artificial fingernail tips, fingernail sculpturing kits, nail lacquer, natural fingernail cuticle treatments and strengtheners and related accessories. The Company markets its products under such brand names as LAJOIE (SCULPTURE QUIK, PRESS & GO and QUIK FIT), PRO10, ULTRAGEL and NAIL FETISH. The LAJOIE line is an easy-to-use line of artificial fingernail products, acrylic applications and accessories targeted at the consumer who generally does not visit a professional nail care salon. The Company is in the process of changing the name under which the LAJOIE line is marketed to "Cosmar." The PRO10 line has established itself as a leading professional "salon-standard" nail care line sold through retailers. This line includes artificial fingernail tips, a selection of nail sculpturing applications, abrasive and other professional quality nail strengtheners, nail builders, finish coats and cuticle creams. The Company's PRESS & GO colored nails dominate the instant pre-colored nail care segment of the mass market.

     The Company continues to grow its nail care segment through increased marketing and improved packaging of existing brands and the introduction of new products. In Fiscal 1995, the Company targeted new users and younger women with its NAIL FETISH brand. In February 1996, the Company launched an innovative new line of products under the ULTRAGEL brand name that offers a unique two-step gel nail process with built-in color. In February 1997, the Company launched new nail care products including COLORPOWER, FRENCH EXPRESS, FILEPRO and NAIL FETISH POLISH.

     LIP AND EYE MAKE-UP. As a result of the GAC Acquisition, the Company is a leading marketer of high quality, mid-priced lip and eye make-up, make-up brushes and nail polish and related products sold through the mass-market channel. The Company's lip and eye cosmetics include lipliner pencils, lipstick, lipgloss, eyeliner pencils, eye shadow, mascara and assorted accessories. Under previous ownership, the NAT ROBBINS line successfully achieved a leading position in the mid-priced cosmetics market by offering high quality, consumer-friendly products, in an assortment of colors.

     See Note 18 to the Consolidated Financial Statements for additional information concerning the Company's business segments and Note 16 to the Consolidated Financial Statements for additional information concerning its major customers.

INTERNATIONAL OPERATIONS

     The Company has manufacturing operations in four foreign countries and sells its products in 61 foreign countries (as of March 31, 1997).

     During the last 18 months, the Company has significantly improved the operations of its wholly-owned foreign subsidiaries in Canada, Spain, Argentina and Brazil. Information systems have been improved and detailed performance measurements have been established. Further investments are planned that are expected to increase capacity, improve productivity and lead to higher volume growth.

     The Company remains committed to actively expanding its sales effort abroad. The Company will continue to capitalize on its strong brand equities to tap foreign markets and will consolidate selling efforts between its fragrance and cosmetics subsidiaries. Accordingly, the Company is seeking substantial growth in this area.

     In connection with the P&G Brands Acquisition, the Company entered into transition agreements with P&G under which P&G will continue the foreign marketing of the P&G Brands through June 30, 1997. These transition agreements cover the majority of the P&G Brands in the Far East (primarily Japan), the United Kingdom and South Africa. Under the transition agreements, P&G employees will continue to be responsible for marketing and distribution of the P&G Brands in the specified jurisdictions, and the Company will be obligated to reimburse P&G for its direct costs and will be entitled to receive any gross profit from the sale of such brands. The Company is currently in the process of establishing its own marketing and administrative organizations to replace those of P&G and obtaining any necessary local licenses and permits in the jurisdictions where it currently does not have its own operations.

     See Note 18 to the Consolidated Financial Statements for additional information concerning the Company's foreign and domestic operations and export sales.

PRODUCT DEVELOPMENT AND NEW PRODUCT LAUNCHES

     In developing new products, the Company seeks to build on its growing brand values, expanding customer base, increasing allocation of retail shelf space and point-of-sale consumer access. The Company believes its existing fragrance and cosmetics businesses will provide a basis for product extensions into additional segments of the mass market.

     The Company's product development activity is primarily conducted in-house, utilizing feedback from consumer focus groups, tests in nail care salons for its nail care products and consumer questionnaires. The cycle of market research, product conceptualization, product design and development, consumer testing and package design typically requires approximately six months for the Company. The Company believes that the average cycle for the industry is approximately 18 months.

     Recent fragrance launches by the Company include FRENCH VANILLA BY DANA in October 1994, CLASSIC GARDENIA in the spring of 1995, WHITE CHANTILLY in the fall of 1995, DREAMS BY TABU in February 1996 and NAVIGATOR FROM CANOE in September 1996. The Company relaunched AMBUSH in February 1997.

     Recent nailcare launches by Cosmar include NAIL FETISH and PRO10 in 1995, ULTRAGEL in February 1996, and COLORPOWER, FRENCH EXPRESS, FILEPRO and NAIL FETISH POLISH in February 1997.

DISTRIBUTION

     The Company's products are sold principally through the mass-market distribution channel and through international subsidiaries and distributors. The mass-market distribution channel is the largest and fastest growing distribution channel in the domestic fragrance and cosmetics market. This channel includes chain drug stores (such as Revco and Walgreens), mass merchandisers and discount stores (such as Wal-Mart and Kmart) and supermarkets and combination supermarket/drug stores (such as Kroger and Albertson's). The Company's brands are sold to over 1,000 retailers with approximately 25,000 locations. The Company also sells a limited amount of its artificial nail care products to professional salon owners.

     The Company's products are sold in 61 foreign countries in Europe, Asia, South America, Central America, the United Kingdom, Australia, New Zealand, the Middle East and Africa through distributors or licensees. The Company sells its fragrance products directly in Brazil, Spain, Argentina and Canada through subsidiary operations. The Company's artificial nail care products are sold by local distributors in Europe, Mexico, Puerto Rico, Paraguay and Australia and directly in Canada and Brazil through subsidiary operations. The Company has been rapidly expanding its U.S. dollar-denominated export sales. See PART I, ITEM 1. BUSINESS - INTERNATIONAL OPERATIONS above.

     The Company customarily accepts returns of its products that are not sold by its customers (mass-market retailers), and such customers' accounts with the Company are credited in amounts equal to the purchase price paid for these products. The Company believes that its policy regarding its acceptance of returns is consistent with industry practice. The amount of returns in any given period is a function of many factors, including (without limitation) general economic conditions and their effect on retail businesses; the popularity of the Company's products; the magnitude and success of the Company's marketing efforts; competition; and product placement by retailers. Returns in any period may be significantly more or less than in comparable prior periods. In addition, the Company is obligated to accept returns of products sold by MEM and P&G prior to the MEM and P&G Brands Acquisitions. The Company endeavors to resell products received as returns, although this is not always possible and may, when possible, require packaging modifications, labor and other expenses that reduce the Company's profits on such products.

SALES AND MARKETING

     To induce consumers' trial and repeat purchases, the Company relies primarily on price, quality, effective product packaging and distinctive in-store displays that are generally provided to retailers free-of-charge. The Company also has instituted significant promotions for the Company's products through ongoing trade advertising directed toward chain drug retailers, mass merchandisers and supermarket chains. The Company also advertises in many national women's magazines including COSMOPOLITAN, GLAMOUR, HARPER'S BAZAAR, MADEMOISELLE, SEVENTEEN and VOGUE and runs focused television advertising campaigns during new product launches or relaunches of existing brands. The Company's national advertising campaigns for its nail care products represent a significant level of total category spending, which enhances the Company's trade relationships and leads to better shelf space allocation and increased distribution.

     The Company's domestic fragrance and cosmetics products are sold primarily through an in-house sales force comprised of a dedicated staff of 18 people, including three account managers, nine regional managers, four national account managers and two vice presidents of sales. Additional sales are generated by a network of over 100 independent sales representatives, who are compensated solely on a commission basis. These sales representatives are supervised by the Company's internal sales personnel.

     The Company communicates directly with its domestic nail care product consumers through its Consumer Assistance Hotline. The Company's toll-free number for consumer assistance is displayed on each nail care product package. The Company believes that its toll-free number has enhanced the Company's consumer loyalty.

COMPETITION

     The fragrance and cosmetics business is characterized by vigorous competition throughout the world. Brand recognition, together with product quality, performance and price and the extent to which consumers are educated about specific product attributes, have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising, packaging and the timing of new and focused flanker product introductions also have a significant impact on buying decisions. Further, the structure and quality of the manufacturer's sales force affects product reception, in-store position, permanent display space and inventory levels in retail outlets. The Company competes in most of its product categories against a large number of companies, some of which have substantially greater resources than the Company. In addition to products sold in the mass-market and department and specialty store distribution channels, the Company's products also compete with similar products sold door-to-door or through mail order or telemarketing by representatives of direct sales companies.

     In the fragrance market, the Company competes with numerous companies domestically and internationally, including more than 500 brands competing for market share in the mass-market chain drug store segment. The Company's principal competitors in this market include Benckiser, Revlon, P&G, Cosmair and Unilever N.V.

     The artificial nail care market is dominated by Cosmar with its 33% market share in the mass market, making it more than twice the size of its nearest competitor. For the last three years, Cosmar has virtually driven the category's growth via new product launches and has realized significant shelf space gains as a result of such launches, category management expertise and strong in-store promotional support. Cosmar has made these gains against competitors such as Nailene (Pacific World Corp.), Jonel (a division of Barristo Ltd.), Kiss Professional Fingernail Products (Dae Do, a Korean manufacturer), Sally Hansen (Del Laboratories), Fing'rs (a division of Entrecap Corp.), Lee (Lee Pharmaceutical) and Kristy Wells in the mass-market distribution channel and several companies such as International Beauty Distributors and Orly that sell their professional salon products into the retail market.

     The Company's principal competitors in the nail lacquer category include Revlon, Del Laboratories, L'Oreal S.A., Maybelline, Inc., Estee Lauder, Inc., Helene Curtis Industries, Inc., Unilever N.V. and P&G.

     The Company believes that GAC's products occupy a leading position within the mid-priced lipstick and eye make-up segments because they offer superior quality, consumer-friendly products. GAC's competitors include Lancetti Cosmetics, and Eco Beauty Inc., both marketers of mid-priced lipstick and eye make-up products. GAC also competes with Revlon, L'Oreal S.A., Maybelline, Inc., P&G and Pavion, Ltd.

CATEGORY MANAGEMENT

     Category management involves strategic partnering with retailers whereby manufacturers such as the Company utilize state-of-the-art mathematical modeling tools to understand the sales dynamics of categories, brands and specific SKUs so that retailers can offer the best mix of products to boost category sales, profits and customer satisfaction. Management believes that the Company is the category captain for eight of its top ten nail care accounts and is category captain or advisor for most of its major fragrance accounts. As category captain, the Company works with retailers to define optimum space allocation for their fragrance and nail care product categories and, as advisor, the Company validates the analysis provided by the category captain. The Company commits significant funds each year to Information Resources, Inc. ("IRI") to track weekly sales data on all products it sells through mass-market channels.

     Category management allows the Company to work with retailers to (i) assist the retailers in determining the optimal product mix for each category, (ii) recommend the SKUs in the entire category that the retailer should carry and (iii) monitor the sales results, both for the Company's products and its competitors' products, on a weekly basis. These steps, when combined with the Company's dedicated category management staff, allow the Company to, whenever possible, replace less profitable competitors' products with its own brands, leading to better shelf space allocation and increased sales volume for the Company. The Company's category management program also enables the Company's marketing department to perform a variety of functions including (a) real time understanding of relaunch marketing effectiveness, (b) gauging new product success rates for the Company's products and its competitors' products and
(c) amassing competitive intelligence about consumer buying patterns.

MANUFACTURING

     FRAGRANCE. The Company's fragrance and related products sold in the United States and in selected export markets (other than the fragrances it acquired from P&G) are manufactured in the Company's facilities in Mountaintop, Pennsylvania. The P&G Brands that the Company acquired in the P&G Brands Acquisition are being manufactured by a contract packer. Additionally, four facilities in Canada, Spain, Argentina and Brazil manufacture fragrances and related products for local markets and for export. The Brazilian facility is being upgraded to become a regional production and export facility. The Company closed MEM's facilities in New Jersey and Boucherville, Quebec, in February 1997. The Company plans to consolidate the Canadian manufacturing operations for Houbigant (1995) Limited and MEM at a new location.

     The Company's strategy for sourcing, producing and distributing its fragrance products consists of (i) conducting operations in-house that add significant value to the Company's products and that can be executed economically based upon volume efficiencies, (ii) sourcing component materials and products from outside vendors when reliable, ongoing and multiple sources can be secured at competitive prices and (iii) least-cost sourcing for local markets whereby international subsidiary facilities will become regional producers of products for export to their regional markets.

     Key supplies in the manufacturing and packaging of fragrances, including bottles, scents and packages, are all sourced from a network of reliable vendors. Final assembly of finished products, warehousing and shipping of fragrance products to customers is performed at the Mountaintop and foreign subsidiary facilities.

     NAIL CARE. The Company's strategy for contracting, producing and distributing its nail care products consists of (i) maintaining centralized coordination of these operations in the Company's Garden Grove, California facilities, (ii) conducting operations in-house that add significant value to the Company's products and that can be executed economically based on volume efficiencies and (iii) sourcing from outside vendors component materials and products when reliable, ongoing and multiple sources can be secured at competitive prices. The Company uses an injection molding process to manufacture all artificial nails and tips for the LAJOIE product line at its manufacturing facility in Sparks, Nevada. All glues, hardeners and other chemical compounds are supplied to the Company by third-party contract manufacturers. Most of the raw materials and components sourced externally are readily available through standard industry sources and represent small percentages of unit manufacturing costs.

     LIP AND EYE MAKE-UP. The Company outsources substantially all of its raw materials, manufacturing and distribution needs for its lip and eye make-up products. By sourcing from industry-leading color cosmetics suppliers that also service large manufacturers such as Revlon and Estee Lauder, management believes it can purchase the latest technologically advanced components at reasonable prices. The Company currently intends to continue to outsource the production of its lip and eye make-up products.

     See PART I, ITEM 2. PROPERTIES below for additional information regarding the Company's manufacturing facilities.

SUPPLIERS AND RAW MATERIAL

     The principal raw materials for the Company's fragrance products are fragrance oils (which are either purchased from third parties or manufactured by the Company from individual raw materials), bottles, caps, pumps and sprayers. The principal raw materials used by the Company in the manufacture of its nail care products are common polymers, waxes, pigments, dyes and other processing components, such as bottles and brushes, all of which are readily available. The principal materials that the Company sources for its NAT ROBBINS line include waxes, pigments and silicone commonly used to manufacture lip and eye make-up products. While all raw materials are purchased from outside sources, the Company is not dependent upon a single supplier in any of its operations for any materials essential to its business that are not otherwise commercially available to the Company. Historically, the Company has been able to obtain an adequate supply of raw materials, and no shortage of such materials is currently anticipated.

MANAGEMENT INFORMATION SYSTEMS

     Since inception, the Company has invested a significant amount of capital in its MIS infrastructure to install new corporate information systems, sales/marketing systems, personal computers and communication systems throughout the Company. The new MIS platform is based on an IBM AS/400 mini-computer with personal computers on local and wide area networks. This platform allows the Company to (i) connect more than 200 of its key employees, (ii) conduct electronic data interchange ("EDI") with its top customers which enables customers to place orders electronically, (iii) enable sales force and accounts receivable managers to process and track orders and returns, (iv) provide sophisticated inventory management and distribution capabilities and (v) install corporate-wide measurement systems which yield accurate and timely information regarding sales, costs, profits, accounting functions, customer service and asset management.

     The Company also uses a sales order processing system, along with a sales order pick management system. The integration of these two systems allows the Company to closely manage each step of the selling process (i.e., from a sales order to the distribution and actual delivery of products).

     The Company believes that its MIS provides (i) a strong platform for both internal growth and growth through acquisitions and (ii) the capacity base and the ability to integrate acquired companies into its information management structure, thereby reducing costs and increasing the effectiveness of the Company's manufacturing and product distribution process.

EMPLOYEES

     As of March 31, 1997, the Company employed 1,142 people, of whom 318 were general and administrative personnel and 48 were sales and marketing personnel. All of the Company's production employees at its Mountaintop, Pennsylvania, manufacturing facilities, as well as the plants located in Spain, Argentina and Brazil, are covered by collective bargaining agreements. The collective bargaining agreements for the Company's production employees at its Mountaintop, Pennsylvania, and Brazilian manufacturing facilities expire in February 1999 and November 1997, respectively. There can be no assurance that the Company will be able to negotiate extensions to such agreements on terms acceptable to it and the failure to obtain such extensions could have a material adverse effect on the Company. The Company considers its relations with its employees to be good.

     On February 7, 1997, the Company closed the Northvale, New Jersey, and Boucherville, Quebec facilities of MEM and Tom Fields (a division of MEM) and terminated substantially all of the employees working at such facilities.
The union employees in the Northvale facilities had been covered by a collective bargaining arrangement which included participation in the local union pension fund (the "Fund"). Closure of such plants and termination of the employees triggered an automatic withdrawal from the Fund. In connection with such withdrawal, the Company will incur an ERISA withdrawal liability which has been estimated by the Fund's actuary at approximately $3.8 million. The actual payments may be made either in a lump-sum, or in equal quarterly installments over a period not to exceed twenty years, as calculated under a statutory formula. The Fund's actuary has not completed the final calculations to determine the actual quarterly payment amount. The Fund's actuary also informed the Company that for several years the Fund has not received the minimum annual level of contributions required by ERISA. The Fund is in the process of seeking to obtain certain waivers under ERISA and the Internal Revenue Code so that the participating employers will not have to pay any penalties for the Fund's failure to receive such minimum levels of contributions. The Fund's actuary has estimated the Company's liability, if such waivers are not obtained, to be approximately $1.1 million. Furthermore, the Company's ERISA withdrawal liability may be recalculated if the Fund terminates within three years of the Company's withdrawal, which may significantly increase the amount of the Company's liability. The amount of the additional ERISA withdrawal liability in the event of the Fund's termination cannot be estimated at this time.

INTELLECTUAL PROPERTY

     The Company believes that the trademarks relating to its brand and product names and patents are important to both its fragrance and artificial nail care businesses. In addition to "Cosmar," an unregistered brand name used in its artificial nail care business, the Company's principal product trademarks which it owns or licenses are CHANTILLY, WHITE CHANTILLY, LUTECE, RAFFINEE, TABU, DREAMS BY TABU, AMBUSH, FRENCH VANILLA BY DANA, CLASSIC GARDENIA, MONSIEUR MUSK, FRENCH GARDEN FLOWERS, ENGLISH WATERLILYS, CANOE, CANOE SPORT, HERBISSIMO, ENGLISH LEATHER, BRITISH STERLING, LOVE'S, HEAVEN SENT, NAVY, TOUJOURS MOI, NAVY FOR MEN, INSIGNIA, CALIFORNIA FOR MEN and LE JARDIN with respect to its fragrance products, COLORPOWER, PRESS & GO, PETITE PRESS & GO, SPORT PRESS & GO, PRO(10), SCULPTURE QUIK, SCULPTURE QUIK II, ULTRAGEL, NAIL FETISH, WRAP QUIK, QUIKFILE, QUIKSHINE, FILEPRO, QUIK FIT, and LAJOIE with respect to its artificial nail care products and NAT ROBBINS, LIP LACQUER, EVER SHEER, and COLOR INTENSE 24 with respect to its lip and eye make-up products. The Company's or its licensors' applications to register DEMI-JOUR, NAVIGATOR, DREAMS BY TABU, FRENCH VANILLA BY DANA, CLASSIC GARDENIA, ULTRAGEL, NAIL FETISH, WHITE CHANTILLY and EVER SHEER in the United States are currently pending. The Company's other principal trademarks are registered in the United States and several are registered in other countries.

     In July and August 1994, the Company entered into two long-term license agreements pursuant to which it obtained certain exclusive rights to manufacture, sell, use and distribute the Houbigant Fragrances, including CHANTILLY, LUTECE and RAFFINEE, worldwide (excluding Canada). The Company acquired similar rights for the Houbigant Fragrances in Canada in December 1994 through the ACB Acquisition and the execution of a new license agreement with Houbigant in July 1996, which superseded and restated its prior rights acquired in the ACB Acquisition. Each of these licenses is with Houbigant and has an initial term ending in 2001 with options for seven additional five-year terms, or a total extension of 35 years if all of the options are exercised. Houbigant, which was the subject of a proceeding under Chapter 11 of the Bankruptcy Code at the time, was authorized and empowered to enter into each license by the federal bankruptcy court. The Company has prepaid royalties of $5 million, which will be credited against royalties payable under these agreements in excess of $500,000 per year after the Company has paid Houbigant an aggregate of $7.6 million in royalties. In August 1994, the Company entered into an assumption and assignment agreement with Houbigant and Harby's

Corporation NV under which it was granted exclusive Western Hemisphere rights to the fragrances that are marketed under the ALYSSA ASHLEY and ROBERT ASHLEY names (including ALYSSA ASHLEY, ALYSSA ASHLEY MUSK and FRENCH GARDEN FLOWERS) for a total term of 25 years if all options for additional terms are exercised. The assignment was authorized by the federal bankruptcy court. In October 1996, the Company purchased the tradename CIAO from Houbigant.

     The Company, through Cosmar, has various patent rights and a pending application in connection with its cosmetics and nail care business, including (i) an artificial nail sizing ring which allows for manufacturing efficiencies and ease of measurement and application by women, (ii) a clam shell package design that displays artificial nails in a unique manner and
(iii) an artificial nail file/buffer that is more comfortable for a woman to use due to its unique cushion and plastic core. Cosmar also is the exclusive licensee for two patented artificial nail sculpturing applications.

     In connection with the MEM Acquisition, the Company acquired the exclusive and perpetual rights to manufacture and sell fragrances under the HEAVEN SENT trademark.

ITEM 2. PROPERTIES

     The Company manufactures its fragrances at its 155,000 square-foot Mountaintop, Pennsylvania facility, and at its facilities in Buenos Aires, Argentina, Sao Paolo, Brazil, Granollers, Spain and Chomedey (Laval), Canada. Each of these facilities contains production, warehouse and office facilities. The Company owns the facilities in Pennsylvania, Argentina, Brazil and Spain and leases the facility in Canada. In addition, the Company leases a 105,000 square-foot distribution facility in Mountaintop, Pennsylvania. As of June 1997, the facility in Argentina was being offered for sale. The Company also leases facilities in Calumet City, Illinois, which it uses as its company store and will use as its returns processing center pursuant to a lease agreement that will expire in 2000.

     The Company's artificial nail care business, Cosmar, occupies approximately 102,000 square feet in two leased facilities in Garden Grove, California, one of which is pursuant to a sublease that expires on December 31, 1997 and one of which is pursuant to a sublease that expires on June 30, 1997. The Company has signed a new lease, with a commencement date of January 1, 1998, covering the facility on which the sublease expires on December 31, 1997 and is currently negotiating with the landlord of the other facility to lease such facility after the expiration of the sublease. These facilities house management, sales and marketing, warehouse and production assembly operations. The Company performs most of its manufacturing for its artificial nail care business at its 44,000 square-foot Sparks, Nevada, facility which is leased pursuant to an agreement that expires on December 31, 2002.

     The Company leases or subleases facilities in New York City, Cambridge, Massachusetts and Stamford and Greenwich, Connecticut, at which it conducts executive and administrative activities.

     The Company currently utilizes its facilities fully.

     As a result of the MEM Acquisition, the Company owns a 206,000 square-foot building located on 16.3 acres in Northvale, New Jersey, which MEM used for its executive offices and main plant. The Tom Fields plant was located in a 53,000 square-foot building in Northvale, New Jersey, and is owned by a subsidiary of MEM. Manufacturing facilities in Canada were located in a 32,000 square-foot plant in Boucherville, Quebec, which is owned by MEM Company (Canada) Ltd. Tom Fields (U.K.) Ltd. assembles products in leased facilities in Folkestone, United Kingdom. On February 7, 1997, the Company closed MEM's facilities in Northvale, New Jersey, and in Boucherville, Quebec. See PART I, ITEM 1. Employees above.

     The following table provides information on each of the Company's operating facilities:

                                                        APPROX.
                                  YEAR      LAST        SIZE        LEASED/
SUBSIDIARY   LOCATION             OPENED    EXPANSION   (SQ. FT.)   OWNED
----------   --------             ------    ---------   ---------   ------

Dana         Mountaintop, PA       1963     1996        155,000     Owned
Dana         Mountaintop, PA       1996     1996        105,000     Leased
Dana         Chomedey (Laval),     1994     -            43,087     Leased
              Canada
Dana         Granollers, Spain     1971     -            67,500     Owned
Dana         Sao Paolo, Brazil     1954     1984         20,810     Owned
Dana         Buenos Aires,         1955     -            24,600     Owned
              Argentina
Dana         Calumet City, IL      1997     -            42,000     Leased
Cosmar       Sparks, NV*           1987     -            43,859     Leased
Cosmar       Garden Grove, CA**    1996     -            95,320     Leased
Cosmar       Garden Grove, CA**    1996     -             7,000     Leased
MEM          Folkestone, United    -        -             9,500     Leased
              Kingdom                                   -------
                                                        613,676

----------

 * Assumed by Cosmar in 1994.
** Sublease.


ITEM 3. LEGAL PROCEEDINGS

     LITIGATION

     ATLANTIS LITIGATION. The Company is a defendant in a lawsuit filed in New York State Supreme Court in March 1995 by Atlantis International, Ltd. ("Atlantis") and Brian Appel. The complaint alleges defamation, conspiracy, unfair competition, intentional interference with

Atlantis' contractual and business relationships, prima facie tort and breach of warranty and seeks damages allegedly suffered in the amount of $6 million and punitive damages in the amount of $1 million. The Company has been given an indefinite extension of time to answer or move against the complaint but intends to vigorously defend this lawsuit and believes that it has substantial and meritorious defenses.

     MEM LITIGATION. An action (seeking class action certification) was filed on July 31, 1996 on behalf of the shareholders of MEM against MEM and four of its current and former directors, alleging that the compensation offered to the shareholders in the MEM Acquisition was inadequate and grossly unfair and that the defendants had violated their fiduciary duties by not seeking additional potential purchasers for MEM. The action sought, among other things, a court order requiring the defendants to seek other purchasers, or, if the MEM Acquisition was consummated, damages. Although MEM and the Company believe that the suit is without merit, because of the expense of continued legal proceedings, MEM has entered into a settlement agreement with the named plaintiff for settlement of the lawsuit without the admission of liability or wrongdoing by the defendants. The terms of the settlement include some additional disclosure to be made to shareholders through the settlement notice, a payment of up to $25,000 for plaintiffs' attorneys fees and the exchange of releases by the parties. The settlement is subject to, among other things, final approval by the court.

     OTHER LITIGATION. The Company is involved from time to time in various legal proceedings arising from the ordinary course of business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the financial condition or results of operations of the Company.

     ENVIRONMENTAL AND OTHER REGULATION

     Due to the nature of the Company's business, its operations are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture the Company's products. The Company believes that it has been operating its facilities in substantial compliance in all material respects with existing laws and regulations.

     Compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect upon the operations of the Company.

     The Company is subject to regulation by the United States Food and Drug Administration. The Company's advertising and sales practices are subject to the jurisdiction of the Federal Trade Commission. In addition, the Company is subject to numerous federal, state and local laws relating to marketing and to the content, labeling and packaging of its products.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 4, 1996, the Company commenced an offer to repurchase all of the Old Senior Notes at a price of $1,165 per $1,000 principal amount thereof (plus accrued interest thereon) (the "Old Senior Notes Offer"). In connection with the Old Senior Notes Offer, the Company solicited and obtained consents from the holders of the then-outstanding Old Senior Notes to amend the Old Indenture. The amendments eliminated substantially all of the restrictive covenants contained in the Old Indenture.


                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's Common Stock. As of March 31, 1997, there were 23 holders of the Company's
Common Stock. No cash dividends have been declared on the Company's Common Stock nor is it anticipated that any dividends will be declared in the foreseeable future because the Company intends to retain its earnings to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. The Company's New Revolving Credit Facility prohibits the distribution of dividends on the Company's Common Stock without the prior consent of the lenders under the New Revolving Credit Facility, and the Existing and New Notes and the Indenture prohibit the Company from paying a dividend which would cause a default under the New Indenture or which would cause the Company to fail to comply with certain financial covenants therein.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected historical financial data of Cosmar (Predecessor) and the Company set forth below has been derived from and should be read in conjunction with the Company's (and its predecessor's) consolidated financial statements and the notes thereto included elsewhere herein and PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS below. The statement of operations data for Fiscal 1996 includes the results of GAC, MEM and the P&G Brands from the dates of their acquisitions through the end of Fiscal 1996.

                               COSMAR (PREDECESSOR)                          COMPANY
                               --------------------     -----------------------------------------
                                                        JANUARY 1
                                                           TO
                              YEAR ENDED DECEMBER 31,   AUGUST 17,  FISCAL    FISCAL       FISCAL
                              -----------------------   ----------  ------    ------       ------
                                 1992        1993         1994       1994      1995         1996
                                 ----        ----         ----       ----      ----         ----
                                            (dollars in thousands, except share data)
                               C>
STATEMENT OF OPERATIONS
DATA:
Net sales                      $17,926     $25,844       $18,301   $ 57,714   $131,286    $174,612
Operating income                 3,899       5,063         3,326      2,744      8,451       4,524
Interest expense                    37         132            61      8,694     19,458      24,417
Income (loss) before
  extraordinary item             3,768       4,801         3,364     (5,459)   (12,057)    (19,380)
Net income (loss)                3,768       4,801         3,364     (5,459)   (12,057)    (41,818)
Net income (loss) applicable
  to common stockholders(c)      3,768       4,801         3,364     (6,174)   (13,390)    (55,886)
Income (loss) applicable to
  common stockholders per
  common share                      --          --            --   $  (8.50)  $ (18.62)   $ (71.63)

BALANCE SHEET DATA (END
  OF PERIOD):
Total assets                   $ 7,216     $ 8,489            --   $162,253   $184,619    $361,383
Intangible assets - net             --          --            --     82,499     76,895     174,177
Long-term debt, excluding
  current maturities               181         294            --     97,032(a)  67,323(a)  203,877(a)
Senior Redeemable
  Preferred Stock -
  Series B(d)                       --          --            --         --         --      86,660
Redeemable Preferred Stock(d)       --          --            --     10,365     11,698      13,167
Common stockholders'
  equity (deficit)(b)            4,278       5,390            --     20,189      6,451      (8,181)

----------

     (a) Excludes (i) outstanding indebtedness under the Old Credit Facility of $57,000 at March 31, 1996 which is classified within current liabilities and (ii) long-term minimum royalty obligations of $3,768 and $4,686 at March 31, 1997 and 1996, respectively.

     (b)  No cash dividends have been paid since April 15, 1994 (Inception).

     (c)  Represents net loss less preferred stock dividends.

     (d)  The carrying values of the Senior Redeemable Preferred Stock -
          Series B and the Redeemable Preferred Stock have been reduced by an allocation of proceeds to the respective common stock warrants and have been increased by the accumulated dividends and accretion through the respective balance sheet date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of the Company and the notes thereto included elsewhere herein.

     This discussion and analysis relates to the consolidated results of operations of the Company, which includes the Company's major operating divisions (the "Fragrance Division," the "Cosmetics Division" and the "International Division," which includes both fragrance and cosmetics sales), resulting from the following acquisitions that have been consummated by the Company from the date of such acquisitions.

     1. The Houbigant Acquisition in July and August 1994, the Cosmar Acquisition in August 1994, the Dana Acquisition in December 1994 and the ACB Acquisition in December 1994;

     2. The GAC Acquisition in August 1996 (see "--LIQUIDITY AND CAPITAL RESOURCES" below), the operations of which have been integrated into Cosmar;

     3. The MEM Acquisition in December 1996 (see "--LIQUIDITY AND CAPITAL RESOURCES" below), the domestic operations of which have been integrated into Dana; and

     4. The P&G Brands Acquisition in December 1996 (see "--LIQUIDITY AND CAPITAL RESOURCES" below), the domestic operations of which have been integrated into Dana.

OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 1997 ("FISCAL 1996") AS COMPARED TO OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 1996 ("FISCAL 1995")

     NET SALES.  The Company's net sales were as follows (dollars in thousands):

                           FISCAL 1996                 FISCAL 1995
                     ------------------------   --------------------------
     DIVISION        NET SALES     % OF TOTAL    NET SALES      % OF TOTAL
     --------        ---------     ----------   -----------     ----------
     Fragrance       $ 75,081          43.0%     $ 63,864          48.6%
     Cosmetics         59,175          33.9        44,511          33.9
     International     40,356          23.1        22,911          17.5
                     --------         -----      --------         -----
                     $174,612         100.0%     $131,286         100.0%


     Total net sales increased by 33.0% to $174,612,000.

     Fragrance Division net sales increased 17.6% to $75,081,000. Approximately three-quarters of this increase resulted from new launches, primarily Navigator and Ambush, and the revitalization of existing brands. The remaining sales increase was attributable to the brands acquired during Fiscal 1996.

     Cosmetics Division net sales increased 32.9% to $59,175,000. Approximately two-thirds of this increase was attributable to NAT ROBBINS, acquired as part of the GAC Acquisition. The remaining increase was attributable to NAIL
FETISH and other new product introductions.

     International Division net sales increased 76.1% to $40,356,000. Approximately two-thirds of this increase was attributable to the subsidiary in Brazil which was acquired in December 1995. The remaining increase was equally attributable to existing brands, new launches and brands acquired during Fiscal 1996.

     GROSS PROFIT. The Company's gross profit was as follows (dollars in thousands):
                            FISCAL 1996                    FISCAL 1995
                       ---------------------         ----------------------
                        GROSS      % OF NET          GROSS        % OF NET
     DIVISION           PROFIT       SALES           PROFIT         SALES
     --------          --------    ---------         -------      ---------

     Fragrance         $ 46,603         62.1%        $39,338         61.6%
     Cosmetics           35,016         59.2          28,501         64.0
     International       23,270         57.7          12,130         52.9
                       --------         ----         -------         ----
                       $104,889         60.1%        $79,969         60.9%

     The gross profit margin decrease from 60.9% to 60.1% was due primarily to the changing sales mix among the Fragrance, Cosmetics and International Divisions. The gross profit margin increase in the Fragrance Division was attributable to a change in sales mix between men's and women's brands.

     The gross profit margin increase in the International Division was more than offset by the gross profit margin decrease in the Cosmetics Division. Such decrease resulted primarily from the acquisition of the Nat Robbins line which carried a lower gross profit margin.

     SELLING EXPENSES. The Company's selling expenses for Fiscal 1996 and Fiscal 1995 were $64,847,000 (37.1% of Net Sales) and $52,302,000 (39.8% of
Net Sales), respectively. The increase in selling expenses was principally attributable to increased advertising and promotional expenses, reflecting the Company's strategy of reinvigorating existing brand equities. As discussed above, net sales increased during Fiscal 1996 due to new launches, revitalizing existing brands and new brand acquisitions. The decrease in selling expenses as a percentage of net sales is principally attributable to net sales increasing at a faster rate than selling expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses for Fiscal 1996 and Fiscal 1995 were $25,705,000 (14.7% of Net Sales) and $14,009,000 (10.7% of Net Sales), respectively. The increase in general and administrative expenses was attributable to the addition of key personnel at both the Company's corporate and operating levels in connection with the GAC, MEM and P&G Brands Acquisitions.

     AMORTIZATION OF INTANGIBLE AND OTHER ASSETS. Amortization of intangible and other assets for Fiscal 1996 and Fiscal 1995 was $9,813,000 (5.6% of Net Sales) and $5,207,000 (4.0% of

Net Sales), respectively. This increase is principally due to an increase in intangible assets resulting from the GAC, MEM and P&G Brands Acquisitions.

     OPERATING INCOME. Operating income for Fiscal 1996 and Fiscal 1995 was $4,524,000 (2.6% of Net Sales) and $8,451,000 (6.4% of Net Sales),
respectively. Management believes that, as an additional measurement, EBITDA is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity. The computation of EBITDA is set forth in the table below (dollars in thousands):

                                      FISCAL 1996   FISCAL 1995
                                      -----------   -----------
Operating Income                        $ 4,524       $ 8,451
Add Amortization                          9,813         5,207
Add Depreciation                          4,896         2,844
                                        -------       -------
EBITDA                                  $19,233       $16,502
EBITDA % of Net Sales                      11.0%         12.6%

    INTEREST EXPENSE. The Company's total interest expense for Fiscal 1996 and Fiscal 1995 was $24,417,000 and $19,458,000, respectively. Cash interest for these periods was $19,239,000 and $15,524,000, respectively. Interest expense consisted of:

                                               FISCAL 1996    FISCAL 1995
                                               -----------    -----------
CASH INTEREST PAID OR ACCRUED:
Interest on Existing Notes                       $ 3,427        $     -
Interest on Old Senior Notes                       7,624          8,943
Interest on Seller Notes (payable in 2002)           453            420
Interest on Senior Secured Credit
 Facility                                          2,442              -
Interest on Old Credit Facility                    4,912          5,948
Other Interest                                       381            213
                                                 -------        -------
  Total Cash Interest Expense                    $19,239        $15,524

NON-CASH INTEREST EXPENSE:
Accretion of Interest on Old
 Senior Notes and Seller Notes                   $   330        $   290
Amortization of Deferred Financing Costs           3,202          2,623
Accretion of Interest on Obligations for
 Minimum Royalty Payment                           1,646          1,021
                                                 -------        -------
  Total Non-Cash Interest Expense                $ 5,178        $ 3,934
  Total Interest Expense                         $24,417        $19,458

     INCOME TAX PROVISION. Income tax provision for Fiscal 1996 and Fiscal 1995 was $1,322,000 and $1,305,000, respectively. The effective tax rates differ from the United States federal income tax rate due to the effects of filing separate income tax returns in certain state and foreign jurisdictions, and limitations on utilization of federal income tax benefits.

OPERATIONS FOR FISCAL 1995 AS COMPARED TO THE PERIOD FROM APRIL 15, 1994 (INCEPTION) THROUGH MARCH 31, 1995 ("FISCAL 1994")

     NET SALES.  The Company's net sales were as follows (dollars in thousands):

                               FISCAL 1995               FISCAL 1994
                         -----------------------    ----------------------
DIVISION                 NET SALES    % OF TOTAL    NET SALES   % OF TOTAL
--------                 ---------    ----------    ---------   ----------
Fragrance                 $ 63,864       48.6%       $31,931       55.3%
Cosmetics                   44,511       33.9         19,514       33.8
International               22,911        17.5         6,269       10.9
                          --------       -----       -------      -----
                          $131,286       100.0%      $57,714      100.0%

     Total net sales increased by 127.5% to $131,286,000. Approximately $32,700,000 of this increase was attributable to internal growth through the implementation of focused sales and marketing programs. The remaining increase was a result of including a full year of operations in Fiscal 1995 compared to a partial year of operations for Fiscal 1994.

     GROSS PROFIT. The Company's gross profit was as follows (dollars in thousands):

                          FISCAL 1995          FISCAL 1994
                      ------------------    ------------------
                       GROSS    % OF NET     GROSS    % OF NET
DIVISION               PROFIT     SALES      PROFIT     SALES
--------              -------   --------    -------   --------
Fragrance             $39,338     61.6%     $18,681     58.5%
Cosmetics              28,501     64.0       10,998     56.4
International          12,130     52.9        3,482     55.5
                      -------     ----      -------     ----
                      $79,969     60.9%     $33,161     57.5%

     The gross profit margin improvements in the Fragrance Division and Cosmetics Division were the result of the consolidation of manufacturing operations in the Company's Mountaintop facility at the Fragrance Division and the introduction of new, higher-margin products such as PRO10 NAIL LACQUER, along with cost containment efforts in the Cosmetics Division. The gross profit margin decrease in the International Division was attributable to an increase in export sales and sales of fragrance products that typically carry a lower gross margin than direct international sales and sales of cosmetics products, respectively, resulting in a lower total International Division gross profit margin.

     SELLING EXPENSE. The Company's selling expenses for Fiscal 1995 and Fiscal 1994 were $52,302,000 (39.8% of Net Sales) and $18,246,000 (31.6% of
Net Sales), respectively. The increase in selling expenses as a percentage of sales was principally attributable to increased advertising and promotional spending relating to the Company's strategy of reinvigorating existing brand equities and introducing complementary new products.

     GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses for Fiscal 1995 and Fiscal 1994 were $14,009,000 (10.7% of Net Sales) and $10,127,000 (17.5% of Net Sales), respectively. The decline in general and administrative expenses as a percentage of sales was attributable to what management believed was a high fixed component for such expenses and management's ability to control the increase in such expenses as sales increased.

     AMORTIZATION OF INTANGIBLE AND OTHER ASSETS. Amortization of intangible and other assets for Fiscal 1995 and Fiscal 1994 was $5,207,000 (4.0% of Net Sales) and $2,044,000 (3.5% of Net Sales), respectively. The increased amortization in Fiscal 1995 included a full year of amortization resulting from acquisitions. Fiscal 1994 included goodwill amortization only as of the effective date of the respective acquisitions closed during such year. In addition, Fiscal 1995 included a full year of amortization of the minimum royalty obligation.

     OPERATING INCOME. Operating Income for Fiscal 1995 and Fiscal 1994 was $8,451,000 (6.4% of Net Sales) and $2,744,000 (4.8% of Net Sales),
respectively. Management believes that, as an additional measurement, EBITDA is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered as an alternative either to net income (loss) as an indicator of the Company's operating performance or to cash flow as a measurement of liquidity. The computation of EBITDA is set forth below (dollars in thousands):

                                 FISCAL 1995   FISCAL 1994
                                 -----------   -----------
     Operating Income              $ 8,451       $2,744
     Plus: Amortization              5,207        2,044
     Plus: Depreciation              2,844          788
                                   -------       ------
     EBITDA                        $16,502       $5,576
     EBITDA as a % of Net Sales       12.6%         9.7%

     INTEREST EXPENSE. The Company's total interest expense for Fiscal 1995 and Fiscal 1994 was $19,458,000 and $8,694,000, respectively. Cash interest for the periods was $15,524,000 and $6,834,000, respectively. Interest expense consisted of the following (dollars in thousands):

                                            Fiscal        Fiscal
                                             1995          1994
                                            ------        ------

CASH INTEREST PAID OR ACCRUED:
Interest on Old Senior Notes                $ 8,943        $5,577
Interest on Seller Notes (payable in 2002)      420           247
Interest on Old Credit Facility               5,948           971
Other Interest                                  213            39
                                            -------        ------
     Total Cash Interest Expense            $15,524        $6,834
                                            -------        ------

NON-CASH INTEREST EXPENSE:
Accretion of Seller
  Notes                                     $   290        $  154
Amortization of Deferred Financing Costs      2,623           993
Accretion of Interest on Obligations for
  Minimum Royalty Payment                     1,021           713
                                            -------        ------
     Total Non-Cash Interest Expense          3,934         1,860
                                            -------        ------
     Total Interest Expense                 $19,458        $8,694

     INCOME TAX PROVISION (BENEFIT). Income tax provision (benefit) for Fiscal 1995 and Fiscal 1994 was $1,305,000 and ($35,000), respectively. The effective tax rates differ from the United States federal income tax rate due to state and foreign income taxes and limitations on utilization of federal income tax benefits.

NEW ACCOUNTING PRONOUNCEMENT

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share ("SFAS 128"), effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 will eliminate the required disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("common stock equivalents") and instead require reporting of "basic" earnings per share, which will exclude common stock equivalents. Additionally, SFAS 128 changes the methodology for fully diluted earnings per share. The Company anticipates that the adoption of this pronouncement will not have a material effect on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     NET CASH (USED IN)/PROVIDED BY OPERATING, INVESTING AND FINANCING ACTIVITIES. Net cash used by the Company in operating activities for Fiscal 1996 was $35,443,000, consisting primarily of a net loss of $41,818,000, less
(i) non-cash items impacting the net loss of $42,083,000, (ii) increases in inventories and prepaid expenses of $11,070,000 and $4,209,000, respectively,
(iii) increases in accounts receivable of $8,655,000 and (iv) decreases in accounts payable, accrued expenses, other current liabilities and other of $1,663,000, $6,240,000, $2,700,000 and $1,171,000, respectively.

     Net cash used by the Company in investing activities in Fiscal 1996 was $128,555,000, consisting primarily of amounts paid for acquisitions of $95,392,000 (net of cash acquired of $1,691,000) which consisted of cash paid for (1) the GAC Acquisition of $16,058,000, (2) the MEM Acquisition of $37,762,000 and (3) the P&G Brands Acquisition of $43,263,000. Capital expenditures for Fiscal 1996 were $9,330,000. Marketable securities purchased during the year were $22,625,000, which consisted primarily of the purchase of US Treasury Strips to invest the $17,500,000 deposited into the Escrow Account. Net cash provided to the Company from financing activities was $163,285,000, consisting primarily of net proceeds from the Company's placement of equity and debt securities, net of retirements thereof. The net decrease in cash and cash equivalents during Fiscal 1996 was $713,000.

     ACQUISITIONS. On August 21, 1996, Cosmar acquired all of the issued and outstanding stock of GAC for an aggregate cash purchase price of $15,250,000. Additionally, Cosmar repaid $808,000 of GAC indebtedness.

     On December 4, 1996, the Company acquired all of the issued and outstanding stock of MEM for $19,787,000. In addition, in connection with the MEM Acquisition, the Company repaid all of MEM's outstanding indebtedness in the amount of $17,975,000.

     On February 7, 1997, the Company closed the Northvale, New Jersey, and Boucherville, Quebec facilities of MEM and Tom Fields (a division of MEM) and terminated substantially all of the employees working at such facilities.
The union employees in the Northvale facilities had been covered by a collective bargaining arrangement which included participation in the local union pension fund (the "Fund"). Closure of such plants and termination of the employees triggered an automatic withdrawal from the Fund. In connection with such withdrawal, the Company will incur an ERISA withdrawal liability which has been estimated by the Fund's actuary at approximately $3,800,000. The actual payments may be made either in a lump-sum, or in equal quarterly installments over a period not to exceed twenty years, as calculated under a statutory formula. The Fund's actuary has not completed the final calculations to determine the actual quarterly payment amount. The Fund's actuary also informed the Company that for several years the Fund has not received the minimum annual level of contributions required by ERISA. The Fund is in the process of seeking to obtain certain waivers under ERISA and the Internal Revenue Code so that the participating employers will not have to pay any penalties for the Fund's failure to receive such minimum levels of contributions. The Fund's actuary has estimated the Company's liability, if such waivers are not obtained, to be approximately $1,100,000. Furthermore, the Company's ERISA withdrawal liability may be recalculated if the Fund terminates within three years of the Company's withdrawal, which may significantly increase the amount of the Company's liability. The amount of the additional ERISA withdrawal liability in the event of the Fund's termination cannot be estimated at this time. See PART I, ITEM 1. BUSINESS -- EMPLOYEES above.

     On December 6, 1996, the Company acquired from P&G the worldwide rights to manufacture and market the P&G Brands. The cash portion of the purchase price paid was $43,263,000. In addition, the Company assumed certain specified trade-related obligations of P&G, including the liability for returns of products under the P&G Brands sold prior to the closing and liabilities under certain advertising and business development commitments.

     Concurrent with the P&G Brands Acquisition, the Company entered into transition services agreements, under which P&G will continue the foreign marketing of the P&G Brands through June 30, 1997. P&G will remit to the Company, within 45 days of the midpoint of a calendar month, the net amount of revenues earned from product sales, less allowances for sales returns, discounts, bad debts, any applicable sales and marketing costs and less any costs of goods in excess of inventories already purchased by the Company.

     EQUITY AND DEBT FINANCING TRANSACTIONS. On December 4, 1996, Cosmar entered into a Senior Secured Credit Facility pursuant to which Cosmar borrowed $117,500,000 and received net proceeds of $113,200,000. The net proceeds were used (i) to finance the MEM

Acquisition (after the application of a $33.8 million certificate of deposit, plus approximately $537,000 of interest thereon), (ii) to finance the P&G Brands Acquisition, (iii) to repay all outstanding indebtedness under the Old Credit Facility (which was terminated on such date) and (iv) the remainder was used or to be available for general corporate purposes. The indebtedness under the Senior Secured Credit Facility was repaid in full on February 7, 1997 and all liens thereunder were released at such time.

     On February 7, 1997, the Company completed the sale of $200 million aggregate principal amount of Existing Notes. The net proceeds from such sale, together with approximately $23.8 million of the Company's available cash, were used (i) to purchase all of the Old Senior Notes at a price of $1,165 for each $1,000 principal amount, plus accrued and unpaid interest,
(ii) to repay all outstanding indebtedness under the Senior Secured Credit Facility and (iii) to fund an escrow account (the "Escrow Account") which will be used to pay a portion of the interest expense on the Existing Notes for two years.

     Interest on the Existing Notes is payable at the rate of 11-3/4% per year in cash. The Existing Notes mature on February 15, 2004. In connection with the sale of the Existing Notes, the Company transferred $17.5 million to the Escrow Account maintained by a newly-formed single-purpose subsidiary, Renaissance Guarantor, Inc. (the "Guarantor"), in exchange for a limited guarantee by the Guarantor of the Company's obligations under the Existing Notes. The Existing Notes are general unsecured obligations of the Company except to the extent that they are collateralized by a first priority security interest in the Escrow Account. On June 8, 1997, the Company completed the exchange of all of the outstanding principle amount of the Existing Notes for a like principal amount of New Notes.

     LIQUIDITY REQUIREMENTS. Because of the nature of the fragrance/cosmetics industry, both the Company's need for working capital and its income streams are seasonal. The most significant liquidity requirements occur in connection with the production of inventory prior to the sales surge and related shipments to customers in advance of the calendar year-end holiday sales season and other events such as new product launches.

     As a result of the repayment of all outstanding indebtedness under, and the termination of, the Old Credit Facility on December 4, 1996, until March 12, 1997, the Company did not have a revolving credit facility to fund working capital needs.

     The completion of the Acquisitions has resulted in a significant increase in the Company's working capital needs. In order to address these needs, on March 12, 1997, the Company entered into its New Revolving Credit Facility with GECC pursuant to which GECC and other lenders (the "Lenders") agreed to provide Dana, a wholly-owned subsidiary of the Company, with a revolving credit facility with a maximum committed amount of $75 million subject to a borrowing base calculation based upon eligible inventory and accounts receivable.

     Amounts borrowed under the New Revolving Credit Facility bear interest, at the option of Dana, at either (i) the Index Rate (i.e., the higher of the prime rate or the overnight Federal funds rate plus 0.50%) plus 1.00% or (ii) absent a default, the LIBOR rate plus 2.25%. The interest rate will be subject to adjustment, on a quarterly basis, based on the Company's interest coverage ratio during each fiscal quarter.

     The New Revolving Credit Facility is guaranteed by substantially all of the Company's domestic and Canadian subsidiaries. The Company and its principal domestic subsidiaries also pledged 66% of the stock of their principal operating foreign subsidiaries.

     The New Revolving Credit Facility contains a number of covenants that restrict the operation of the Company, including restrictions on, among other things, (i) certain mergers, acquisitions or sales of the Company's assets or stock (other than the stock of the Company), (ii) cash dividends and other distributions to equity holders and to the Company, (iii) payments in respect of subordinated debt, (iv) transactions with affiliates, (iv) payments in respect of subordinated debt and (v) indebtedness and liens. The New Revolving Credit Facility prohibits the Company from making any acquisitions without the consent of 66-2/3% of the Lenders. The New Revolving Credit Facility also limits the amount of dividends and similar payments that Dana and other subsidiary guarantors can make to the Company to the amount required to pay interest on the New Notes (after application of amounts held in the Escrow Account), taxes, holding company operating expense and certain other matters specified in the New Revolving Credit Facility.

     As of March 31, 1997, no amounts had been drawn under the New Revolving Credit Facility. At March 31, 1997, the Company was not in compliance with certain covenants contained in the New Revolving Credit Facility. On June 27, 1997, the Company and the Lenders amended the agreement, thus eliminating any covenant violations.

     The Company believes the New Revolving Credit Facility along with the Company's working capital management efforts should be sufficient for at least the next two years to fund existing operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial data required by this ITEM 8. are set forth in ITEM 14. of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

     The following table sets forth certain information concerning the executive officers, directors and certain key employees of the Company as of May 1, 1997:

NAME                      AGE                POSITION
Thomas V. Bonoma           50      Late Chairman, Chief Executive Officer,
                                   and Director
Norbert Becker             48      President and Chief Operating Officer
Ronald D. Bowen            53      Group Vice President, Corporate Production
                                   and Operations
Albert E. DeChellis        47      Group Vice President and President,
                                   Fragrance
Sean E. Greene             56      Group Vice President and President
                                   Renaissance, Sales
John R. Jackson            38      Group Vice President and Secretary
Thomas T. S. Kaung         59      Group Vice President and Chief Financial
                                   Officer
Anne E. Leets              45      General Manager, Cosmar
Gay A. Mayer               54      Group Vice President, Market Development
Lynne Myers                44      Group Vice President and General Manager,
                                   Dana
Marc L. Rovner             45      Group Vice President and President,
                                   International
Eric R. Hamburg            34      Director
Kurt L. Kamm               54      Director
William J. Kidd            55      Director
John H. Lynch              44      Director
E. Mark Noonan             44      Director
Terry M. Theodore          33      Director
Daniel D. Villanueva       59      Director

     THOMAS V. BONOMA, late Chairman, Chief Executive Officer and a director, was responsible for the overall administration and direction of the Company. Dr. Bonoma died suddenly on May 21, 1997. From 1987 to 1993, Dr. Bonoma was employed by Benckiser, GmbH, a $3 billion privately-held international manufacturer of fragrances, cosmetics and cleaning products, as the chief executive officer of its business in the United States, Canada and Latin America. In this capacity, Dr. Bonoma directed the acquisition of seven businesses with aggregate annual gross revenues in excess of $800 million. Products under his management while at Benckiser, GmbH included COTY, JOVAN and Quintessence brands in the fragrance and cosmetics business and CALGON
BUBBLE BATH, CLING FREE FABRIC SOFTENER, ELECTRASOL and JET-DRY, in the cleaning products business. Since 1987, Dr. Bonoma was a partner of BGI, a consulting firm. From 1979 to 1990, he was Professor of Business Administration at the Harvard Business School. Dr. Bonoma was a director of Griffin Corp., an agricultural chemicals company..

     NORBERT BECKER, President and Chief Operating Officer (through May 27, 1997), joined the Company in July 1996. At a special meeting of the Board of Directors of the Company held on May 28, 1997, Mr. Becker was appointed as Chief Executive Officer and a director effective May 28, 1997. From April 1981 to 1996, Mr. Becker held a number of positions with Benckiser, GmbH in different countries. His last position was as President and Chief Executive Officer of Lancaster Group USA, the American subsidiary of Benckiser, GmbH, selling and marketing prestige fragrances in the United States. Previously, Mr. Becker was Chief Operating Officer of Lancaster Group USA and Executive Vice President for Finance and Administration for Lancaster Worldwide, a division of Benckiser, GmbH. Mr. Becker is a graduate of Frankfurt University, in Frankfurt, Germany.

     RONALD D. BOWEN, Group Vice President, Corporate Production and Operations, joined the Company in June 1994. From 1988 to 1994, Mr. Bowen served as Benckiser, GmbH's Vice President of Operations. In this capacity Mr. Bowen supervised all of Benckiser, GmbH's North American production activities, including manufacturing, logistics and distribution and was actively involved in acquiring and restructuring facilities and implementing production policies for certain businesses acquired by Benckiser, GmbH. Mr. Bowen worked closely with Dr. Bonoma on the acquisition and integration of Beecham Household Products (Calgon), Germaine Monteil (Revlon), Quintessence, Inc. and Coty, Inc. For 17 years prior to joining Benckiser, GmbH, Mr. Bowen was employed by General Foods Corporation in manufacturing, logistics, marketing and MIS positions and as a Vice President of Culinova Group, a General Foods Corporation subsidiary. Mr. Bowen is a graduate of Harvard University's Program for Management Development and the United States Military Academy.

     ALBERT E. DECHELLIS, Group Vice President and President, Fragrance, joined the Company in June 1994. From 1992 to 1994, Mr. DeChellis was the President and Chief Operating Officer of Benckiser, GmbH Consumer Products. Previously, Mr. DeChellis was Benckiser, GmbH's Vice President of Sales. Mr. DeChellis was integrally involved with Dr. Bonoma in the acquisition and restructuring of several companies while at Benckiser, GmbH. Mr. DeChellis helped orchestrate the acquisition and restructuring of Calgon, Inc., Quintessence, Inc. and Coty, Inc., and was directly responsible for the restructuring of the sales organizations for each of those acquired companies. Prior to 1987, Mr. DeChellis was employed by Ecolab in various sales capacities for almost 15 years, where he held positions such as District Manager, Assistant Vice President of Regional Sales and Vice President of Eastern Area Sales. Mr. DeChellis is a graduate of Kent State University.

     SEAN E. GREENE, Group Vice President and President, Renaissance, Sales, joined the Company in June 1994. From 1991 to 1994, Mr. Greene served as Vice President of Sales of Quintessence, Inc., which was acquired by Benckiser, GmbH in 1991. In 1994, Mr. Greene became Senior Vice President of Sales for Coty, Inc., another Benckiser, GmbH subsidiary.

Prior to joining Benckiser, GmbH, Mr. Greene was Senior Vice President of the Fine Fragrance Division of Faberge, Inc. and a Vice President of Mary Quant Cosmetics, an international cosmetics and fragrance company. Mr. Greene is a graduate of Belvedere College in Dublin, Ireland.

     JOHN R. JACKSON, Group Vice President and Secretary, joined the Company in June 1995. From 1994 to 1995, Mr. Jackson was the Vice President of Acquisitions and General Counsel and Secretary for Brothers Gourmet Coffees, Inc. From 1983 to 1988, he was engaged in the practice of law at the Denver office of Kirkland and Ellis. From 1988 to 1994, Mr. Jackson was engaged in the practice of law at the Denver office of the firm of Ballard Spahr Andrews & Ingersoll, where he became a partner in 1990. While engaged in private practice, Mr. Jackson focused on merger and acquisition transactions and private and public financing. Mr. Jackson taught Business Planning as an adjunct professor of law at the University of Denver Law School. He holds a B.A. degree from Davidson College and a J.D. degree from Vanderbilt Law School.

     THOMAS T.S. KAUNG, Group Vice President and Chief Financial Officer, joined the Company in July 1995. From 1991 to 1995, Mr. Kaung was President of River International, Inc., a consulting firm. From 1990 to 1991 he was the Executive Vice President and Chief Financial Officer for Zale Corporation, which operates a large national chain of fine jewelry stores. Prior thereto, he spent 12 years at Cole National Corporation, a leading specialty retailer, where he served as Executive Vice President, Administration and Chief Financial Officer. In addition, Mr. Kaung rose to the position of Divisional Vice President for Finance for the Dayton Hudson Corporation after ten years of service. Mr. Kaung holds a B.S. degree from Southwestern University and an M.S. degree from the University of Iowa.

     ANNE E. LEETS, General Manager, Cosmar Corporation, joined the Company in October 1995 as Vice President, Sales of Cosmar. Previously, she held senior sales and marketing positions with Revlon, L'Oreal, Almay and 1-800-FLOWERS. These positions included Vice President, Retail Sales and Marketing at 1-800-FLOWERS (from 1994 to 1995), Vice President, National Account Sales at Revlon (from 1992 to 1994), Director, National Account Sales at L'Oreal (from 1986 to 1987) and Director, New Product Marketing at Almay (from 1982 to 1984). In addition, Ms. Leets founded, built and sold a business in California.

     GAY A. MAYER, Group Vice President, Market Development, joined the Company on December 4, 1996. From 1990 to 1996, Mr. Mayer was President, Chief Executive Officer and Chairman of the Board of Directors of MEM.

     LYNNE MYERS, Group Vice President and General Manager, Dana Perfumes Corp., joined the Company in February 1995. From February 1995 to October 1996, Ms. Myers served as the General Manager of the Company's Canadian subsidiary, Houbigant (1995) Limited. Beginning in November 1996, Ms. Myers served as the General Manager of the Company's international subsidiaries in Canada, Brazil, Argentina, Spain and the U.K. Prior to joining the Company, Ms. Myers worked for a number of fragrance and cosmetics companies in the U.S., Canada and South America, including Yardley, Beecham Cosmetics, Maybelline and J.B. Williams in men's personal care. Ms. Myers came through her career in the field of marketing and has 17 years experience in the fragrance and cosmetics industry. Ms. Myers has an

Economics degree from The London School of Economics and a Postgraduate degree in Marketing.

     MARC L. ROVNER, Group Vice President and President, International, joined the Company in May 1995. Mr. Rovner's background spans 16 years of international sales and marketing experience with Fortune 500 companies such as International Paper, Unilever and Benckiser, GmbH. From 1992 to 1995, he served as U.K. General Manager at Benckiser, GmbH. From 1981 to 1992, Mr. Rovner served as Divisional Category Manager at Unilever, where he directed the launch of ten major detergent and personal care products, both in the United States and Japan. From 1978 to 1980, he served as Product Manager at International Paper, where he was responsible for the introduction of its first consumer products ad campaign. Mr. Rovner holds a B.A. degree from the University of Pennsylvania and an M.A. degree from the University of Chicago.

     ERIC R. HAMBURG, Director, was elected as a director in October 1994. Mr. Hamburg is the founder and President of Industrial Renaissance Inc., which was founded in September 1996 and has been active since November 1996. In 1993, he joined Kidd, Kamm & Company as a partner after serving as a senior manager with Andersen Consulting from 1985 to 1993. While at Andersen Consulting, Mr. Hamburg led the design and implementation of numerous business turnarounds and profit improvement initiatives in a wide variety of industries. He has extensive experience in just-in-time manufacturing, distribution, management information systems and plant start-ups.

     KURT L. KAMM, Director, was elected as a director in October 1994. In 1979, Mr. Kamm joined Lineberger Kidd Kamm & Company. He helped to establish Kidd, Kamm & Company in 1987. Mr. Kamm is a director of Wright Medical Technology, Inc., a manufacturer and marketer of orthopedic implant devices. In January 1997, Mr. Kamm formed a separate entity for future investments, Kamm Theodore, LLC.

     WILLIAM J. KIDD, Director, was elected as a director in May 1994. In 1974, Mr. Kidd helped to form and became a principal of Lineberger, Kidd & Company which, in turn, became Lineberger Kidd Kamm & Company in 1979. In 1987, Mr. Kidd helped to establish Kidd, Kamm & Company. Mr. Kidd is a director of Wright Medical Technology, Inc., a manufacturer and marketer of orthopedic implant devices. In January 1997, Mr. Kidd formed a separate entity for future investments, Kidd & Company, LLC.

     JOHN H. LYNCH, Director, was elected as a director in March 1995. Mr. Lynch has been the Vice Chairman and President since 1994 of Knoll Inc., a firm engaged in the manufacture of office furniture. He has been a partner since 1987 of BGI, a consulting firm. From 1982 to 1990, Mr. Lynch was employed by the Harvard Business School, as Assistant Dean and Director of the MBA program from 1982 to 1986 and as Associate Dean from 1988 to 1990. Mr. Lynch has been elected to the Board of Directors pursuant to the right of Dr. Bonoma, under his employment agreement, to designate one additional director.

     E. MARK NOONAN, Director, was elected as a director in May 1994. Mr. Noonan has been a Managing Director since 1990 of Triumph Capital Group, Inc., a firm engaged in investment banking and investment management. He served as Vice President and then a

Managing Director of Drexel Burnham Lambert from 1984 to 1990. Mr. Noonan has been elected to the Board of Directors pursuant to the right of the holders of the Company's Cumulative Exchangeable Preferred Stock to elect one director under the Company's restated certificate of incorporation.

     TERRY M. THEODORE, Director, was elected as a director in May 1994. Mr. Theodore, a partner at Kidd Kamm & Company, joined Kidd, Kamm & Company in 1989 after serving in the Financial Institutions Group of Bear, Stearns & Co. from 1988 to 1989. In January 1997, Mr. Theodore formed a separate entity for future investments, Kamm Theodore, LLC.

     DANIEL D. VILLANUEVA, Director, was elected as a director in September 1996. Mr. Villanueva has been the Chairman and Managing Director since 1990 of Bastion Capital Corporation, a minority-controlled private equity investment firm specializing in management-led buyouts of leading middle market companies and related transactions. He has served since April 1996 on the Board of Directors of Telemundo Group, Inc., a publicly traded Spanish-language television company and Seven-Up/RC Bottling Company of Southern California, Inc., a manufacturer and distributor of beverage products. Mr. Villanueva has been elected to the board of directors as the designee selected by the holders of a majority of the shares of Senior Redeemable Preferred Stock.

DIRECTORS

     Directors of the Company are elected annually and hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Officers of the Company are appointed by and serve at the discretion of the Board of Directors of the Company. Under the Company's restated certificate of incorporation, the holders of the outstanding shares of the Company's Cumulative Exchangeable Preferred Stock have the right to elect one member of the Company's Board of Directors.
Mr. Noonan has been elected to the Board of Directors pursuant to this right. Pursuant to Dr. Bonoma's employment agreement with the Company, Dr. Bonoma was elected a director and had the right to designate one additional director. Mr Lynch was elected to the Board of Directors pursuant to this right. Holders of the Series C Preferred Stock (acting together with the holders of the Series B Preferred Stock, as a single class) have the right to nominate three candidates for consideration for the Company's Board of Directors. The Company is obligated to use all reasonable commercial efforts to cause the election of one of such nominees selected by the holders of the Series C Preferred Stock (the "Series C Preferred Nominee"). Mr. Villanueva has been elected to the
Board of Directors pursuant to this right. Pursuant to the Securities Purchase Agreement, dated as of September 27, 1996, between the Company and Bastion Capital Fund, L.P. ("Bastion"), the Company has agreed in the event that Bastion is not entitled to designate the Series C Preferred Nominee, the Company will include one person selected by Bastion in its nominations for the Company's Board of Directors and to use all reasonable commercial efforts to cause the election of such person to the Board, so long as Bastion owns 75% (in value) of (i) the shares of common stock purchased by Bastion and (ii) the units purchased by Bastion pursuant to the Series B Preferred Stock offering (the "Minimum Share Amount"). Pursuant to a Voting Agreement of September 27, 1996, KKEP agreed that, in the event that Bastion is not entitled to designate the Series C Preferred Nominee, KKEP will vote its shares of common stock in favor of a nominee designated by Bastion for election to the Company's Board of Directors provided that Bastion has the Minimum Share Amount.

     Directors of the Company generally are not compensated for their services as directors. All non-employee directors of the Company are reimbursed for ordinary and necessary expenses incurred in attending board or committee meetings.

     At its February 1997 meeting, the Board of Directors created a Financial Affairs Committee of the Board of Directors and appointed Messrs. Kidd,
Noonan and Theodore to such committee. The principal function of the Financial Affairs Committee is to consider matters pertaining to the Company's financing and business strategies; however, the Board of Directors has not yet determined the extent of the authority to be delegated to such committee. The Company also has a Compensation Committee, Stock Option Committee, Nominating Committee and Audit Committee of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the annual and long-term compensation for services rendered in all capacities earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers") during Fiscal 1994, Fiscal 1995 and Fiscal 1996.

                            SUMMARY COMPENSATION TABLE
                              ANNUAL                 LONG-TERM
                           COMPENSATION            COMPENSATION
                                                     SHARES
NAME AND                                           UNDERLYING
PRINCIPAL          FISCAL                            OPTIONS        ALL OTHER
POSITION           PERIOD     SALARY       BONUS     GRANTED       COMPENSATION

Thomas V.           1996     $470,592    $150,000       -
Bonoma, late        1995      400,000        -          -
Chairman and        1994      233,338        -       $93,182           -   (1)
Chief Executive
Officer

Sean E. Greene,     1996     $275,000    $125,000       -              -
Group Vice          1995      250,000        -          -              -
President,          1994      145,836     175,000      9,318         62,500(2)
President,
Renaissance Sales

                              ANNUAL                 LONG-TERM
                           COMPENSATION            COMPENSATION
                                                     SHARES
NAME AND                                           UNDERLYING
PRINCIPAL          FISCAL                            OPTIONS        ALL OTHER
POSITION           PERIOD     SALARY       BONUS     GRANTED       COMPENSATION

Albert E.           1996     $244,094    $ 80,000       -              -
DeChellis, Group    1995      225,000        -          -              -
Vice President      1994      131,250     125,000      9,318         37,500(2)
and President,
Fragrance

Thomas T. S.        1996     $254,115    $100,000       -              -
Kaung, Group        1995      177,385        -         9,318           -
Vice President      1994(3)      -           -          -              -
and Chief
Financial Officer

Ronald D.           1996     $206,960    $120,000       -              -
Bowen, Group        1995      166,667        -          -              -
Vice President,     1994       93,333     125,000      9,318         40,000(2)
Corporate
Production and
Operations

(1) Does not include $85,000 paid to a company controlled by Dr. Bonoma during May through July 1994 for consulting services.

(2) Represents amounts paid in respect of services rendered as a consultant prior to the individual's employment by the Company.

(3)  Mr. Kaung joined the Company during the fiscal year ended March 31, 1996.


STOCK OPTION GRANTS

     No stock options were granted (or exercised) during Fiscal 1996 to (by) the named Executive Officers.

STOCK OPTION PLAN

     The Company's Stock Option Plan (the "Plan") was approved by the Company's Board of Directors and stockholders in January 1995. In February 1997, the Board of Directors approved an amendment to the Plan increasing the number of shares of common stock, par value $.01 per share of the Company ("Common Stock"), eligible for stock option grants under the Plan (and the number of shares of Common Stock reserved for issuance upon the exercise of stock options granted under the Plan) to 136,320. Options granted under the Plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. The Plan is administered by a Stock Option Committee of the Board of Directors (the "Stock Option Committee") consisting (through May 21, 1997) of Dr. Bonoma and Mr. Kidd. The Stock Option Committee has wide latitude in determining the recipients of options and numerous other terms and conditions of the options. All regular employees and all directors may be chosen by the Stock Option Committee to participate in the Plan. Non-employees may receive only nonqualified options. Options become exercisable in such amounts and at such intervals as the Stock Option Committee provides for in the applicable option agreement. At March 31, 1997, there were outstanding options under the Plan with respect to 106,305 shares of Common Stock. These options generally become exercisable with respect to 25% of their shares in each of the four years 1995 through 1998, and expire in January 2005.

     The exercise price for the shares purchased upon exercise of all options granted under the Plan is determined by the Stock Option Committee. The exercise price of an incentive stock option must be at least equal to the fair market value of the Common Stock on the date such option is granted (110% of the fair market value for stockholders who, at the time the option is granted, own more than 10% of the total combined classes of stock of the Company or any subsidiary).

     No option may have a term of more than ten years (five years for incentive stock options granted to 10% or greater stockholders). Options generally may be exercised only if the option holder remains continuously associated with the Company or a subsidiary from the date of grant to the date of exercise. However, options may be exercised within certain specified periods following termination of employment or ceasing to be a director by reason of death, disability or retirement of the optionee or any reason other than termination of employment for cause or without the consent of the Company. The Stock Option Committee may cancel, by giving an optionee written notice, any option that remains unexercised upon the date of the consummation of a merger, consolidated reorganization, liquidation or dissolution in which the Company does not survive or a sale, lease exchange or other disposition of all or substantially all of the property and assets of the Company.

EMPLOYMENT AND NON-COMPETE AGREEMENTS

     The Company entered into an employment agreement (the "Bonoma Employment Agreement"), dated as of August 6, 1996, with Dr. Bonoma, which agreement superseded his prior employment agreement with the Company. Pursuant to the Bonoma Employment Agreement, Dr. Bonoma was employed as the Chief Executive Officer of the Company and each of its present and future subsidiaries and was responsible for managing the day-to-day affairs of the Company and its subsidiaries.

     Dr. Bonoma received a base salary of $500,000 per year and was eligible to receive an additional annual bonus of 100% of his annual base salary if certain objectives, established by the Board of Directors of the Company, were met. Upon Dr. Bonoma's death, his estate is entitled to receive his unpaid salary through the date of his death and a bonus of 75% of his base salary pro rated for the part of the year to the date of his death.

     The Company and Mr. Gay A. Mayer, the former Chief Executive Officer and President of MEM, entered into an employment agreement dated August 6, 1996, pursuant to which Mr. Mayer is employed as Group Vice President of Market Development of the Company. Mr. Mayer will receive an annual gross salary of $250,000 and will be eligible to participate in all bonus programs for executives of the Company, on the same terms and conditions as such executives. The Company also granted Mr. Mayer an option to purchase 5,000 shares of Common Stock under the Company's stock option plan at a per share exercise price of $104.00. Mr. Mayer's employment will terminate 30 months after consummation of the MEM Acquisition, which was completed on December 4, 1996.

     The Company is negotiating the terms of an employment agreement and stock option agreement with Norbert Becker who was appointed Chief Executive Officer and a director effective May 28, 1997.

BONUS PLANS

     The Company and each of its principal divisions - the Fragrance Division, Cosmetics Division and International Division - have adopted an incentive bonus plan for Fiscal 1996 (the "1996 Bonus Plan") under which eligible employees of the Company (including the Named Executive Officers) or such Division, as the case may be, who are actively employed on the day the bonus is paid, will be entitled to receive cash bonuses as a percentage of such employee's base salary depending upon whether target levels of EBITDA established by the Company's Board of Directors are met or exceeded. Five percent of a target award amount is paid if 90% of the established EBITDA target is met and 10% of a target award is paid if 91% of the established EBITDA target is met. Thereafter increasing percentages of the target award are paid until 100% of the established EBITDA target is met (at which point 100% of the target award is paid). In the event that the established EBITDA target is exceeded, bonus levels will increase above 100% of the target award by one percentage point for each full percentage point by which the applicable EBITDA target is exceeded. Employees who are actively employed for less than one full year will have the award pro-rated for each full month of employment. Final award payments are subject to the approval of the Chairman.

     In October 1996, the Board of Directors elected to pay to certain employees of the Company approximately $1.5 million as a non-returnable advance against incentive bonuses that may be earned under the 1996 Bonus Plan. Amounts advanced will offset on a dollar-for-dollar basis the bonuses actually earned, but such advances are not required to be returned even if not ultimately earned. The Named Executive Officers received advances as follows: Thomas V. Bonoma - $150,000; Sean E. Greene - $125,000; Albert E. DeChellis - $80,000; Thomas T.S. Kaung - $100,000; and Ronald D. Bowen - $120,000.

     In connection with the MEM Acquisition, the Company established the MEM Employee Stay Bonus Program for twenty-nine employees of MEM in order to encourage the selected employees to remain in the employ of the Company following the closing. On the closing date of the MEM Acquisition, $207,932 was deposited in an escrow account. As of March 31, 1997, approximately $154,000 had been paid and an additional $47,000 is expected to be paid pursuant to the MEM Employee Stay Bonus Program.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Through May 21, 1997, Dr. Bonoma and Mr. Kidd constituted the Company's Compensation Committee. Dr. Bonoma's salary was established by his employment agreement with the Company. Through May 21, 1997, Dr. Bonoma and Mr. Kidd constituted the Stock Option Committee and the Nominating Committee (which was formed on May 7, 1997) of the Board of Directors. Messrs. Kidd, Lynch and Noonan constitute the Audit Committee of the Board of Directors. Mr. Kidd, Mr. Noonan and Mr. Theodore constitute the Financial Affairs Committee. There are no other committees of the Board of Directors.

CERTAIN OTHER MATTERS

     From March 1994 to August 1995, Dr. Bonoma was a director (including chairman of the board from September 1994 to August 1995) of Brothers Gourmet Coffees, Inc. ("Brothers"). During September and October 1995, three shareholder suits were commenced against Brothers, naming, among others, Dr. Bonoma as a defendant. These suits alleged, among other things, that Brothers and the individual defendants violated federal securities laws in connection with the initial public offering of Brothers's common stock in December 1993 (prior to the time Dr. Bonoma became a director) and certain public statements made by Brothers through May 1995. Dr. Bonoma believed that the allegations made in the suits as they concern him are without merit. The parties to the suits have entered into a stipulation of settlement under which the plaintiffs will receive a total of approximately $8 million in cash and Brothers common stock, although there is no admission of wrongdoing. Dr. Bonoma was not required to contribute any amounts in respect of the settlement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1997, information with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of such shares, (ii) each director of the Company, the Company's Chief Executive Officer and each of the other named executive officers in the Summary Compensation Table contained herein and (iii) directors and executive officers of the Company as a group.

                                                                  Percent on a
                                        Number of                 Fully Diluted
Name of Stockholder                       Shares       Percent*       Basis
-------------------                     ---------      --------   -------------
Kidd Kamm Equity Partners(1)             605,286        73.4%         39.3%
c/o Kidd, Kamm & Company
Three Pickwick Plaza
Greenwich, CT 06830

Thomas V. Bonoma(2)                       26,902         3.3%          1.7%

Ronald D. Bowen                            3,632          **            **

                                                                  Percent on a
                                        Number of                 Fully Diluted
Name of Stockholder                       Shares       Percent*       Basis
-------------------                     ---------      --------   -------------
Albert E. DeChellis                        6,053          **            **

Sean E. Greene                             8,070         1.0%           **

Thomas T.S. Kaung                          2,690          **            **

John H. Lynch                              2,690          **            **

E. Mark Noonan(3)                          59,825        6.8%          3.9%

Triumph-Connecticut Limited
Partnership(3)                             59,825        6.8%          3.9%
60 State Street, 21st Flr
Boston, MA 02109

Daniel D. Villanueva(4)                    95,766       11.0%          6.2%
Bastion Capital Corporation
Suite 2960
1999 Avenue of the Stars
Los Angeles, CA 90067

CIBC WG Argosy Merchant Fund
2, L.L.C.(5)                               51,959        6.3%          3.4%
c/o CIBC Wood Gundy Securities
Corp.
425 Lexington Avenue
New York, NY 10017

All Directors and Executive
 Officers as a group                      810,914       87.3%         52.7%

-------------------

* The percentages in this column have been calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act and do not give effect to options and warrants, except for options and warrants of the person for whom the percentage is being calculated that are exercisable within 60 days.

**  Less than 1%.

(1) William J. Kidd, Kurt L. Kamm, Terry M. Theodore and Eric R. Hamburg are affiliates of Kidd, Kamm Equity Partners, L.P., and for purposes of this report may be deemed to beneficially own the shares owned of record by Kidd, Kamm Equity Partners, L.P.

(2) Includes 26,902 shares held by a trust for the benefit of Dr. Bonoma, but excludes 93,182 shares of Common Stock issuable to Dr. Bonoma under a stock option which is not currently exercisable but, once it becomes exercisable under the terms of the agreement governing the stock option, may be exercised by Dr. Bonoma's estate, personal representative or beneficiary at any time until August 18, 2002.

(3) Represents shares issuable upon exercise of Common Stock purchase warrants acquired by Triumph-Connecticut Limited Partnership ("Triumph-Connecticut") in connection with the purchase by that entity of shares of the Company's Cumulative Exchangeable Preferred Stock. Does not include 175 shares issuable upon exercise of warrants held by Jeffrey Lane and Meri Lane (collectively, the "Lanes"), as trustees of a trust that is not affiliated with Triumph-Connecticut. Jeffrey Lane is affiliated with Triumph-Connecticut. Mr. Noonan is a Managing Director of Triumph Capital Group Inc., a general partner of Triumph-Connecticut Capital Advisors, Limited Partnership, the general partner of Triumph-Connecticut, and for purposes of this table Mr. Noonan may be considered to be the owner of these shares. As of March 31, 1997, Triumph-Connecticut and the Lanes also held approximately 12,753 shares and approximately 45 shares, respectively, of the Cumulative Exchangeable Preferred Stock.

(4) Represents 51,959 shares of Common Stock acquired by Bastion in the Equity Financing in August and September 1996 and includes 43,807 shares of Common Stock issuable upon exercise of Common Stock warrants acquired by Bastion in the Series B Preferred Stock Offering. Mr. Villanueva is the Chairman and Managing Director of Bastion and for purposes of this table Mr. Villanueva may be considered to be the owner of such shares.

(5) The Initial Purchaser (as defined below under the caption "Financing Fees"), an affiliate of the CIBC Fund, may from time to time hold a position in the Company's Series B Warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT OWNERSHIP AND COMPENSATION

     In August 1994, Dr. Bonoma, together with other members of senior management, acquired 68,922 shares of Common Stock in consideration of the payment of approximately $3 million. In addition, the Company has granted options to officers and other employees under the Plan referred to above under the caption "Stock Option Plan" and additional options may be granted under the Plan to directors, officers and other employees.

MANAGEMENT AGREEMENT

     On August 16, 1994 the Company entered into a Management Agreement (the "Management Agreement") with Kidd Kamm. Pursuant to the Management Agreement, Kidd Kamm received a fee of $675,000 upon the closing of the Cosmar Acquisition and, subject to certain restrictions contained in the Indenture governing the Company's Senior Notes, is entitled to receive an annual management fee of $675,000 subject to increases as determined by the Board of Directors of the Company, plus out-of-pocket expenses incurred for management, consulting and related services to be rendered to the Company. At the closing of the offering of the Existing Notes, Kidd Kamm received fees equal to $1.35 million. Principals of Kidd Kamm organized KKEP which is the owner of 73.4% of the currently outstanding Common Stock.

     In November 1996, the partners of Kidd Kamm agreed to a division of the firm and its operations in relation to future investments. The firm's two founding partners, William J. Kidd and Kurt L. Kamm, formed separate entities for future investments, including the formation of two firms, Kidd & Company, LLC and Kamm Theodore, LLC in January, 1997. The ongoing support and management provided to the Company under the Management Agreement will not be affected by the aforementioned changes in Kidd Kamm. Members of the investment firms to be formed by the founding partners of Kidd Kamm who were primarily responsible for providing support and assistance to the Company as employees of Kidd Kamm will continue to provide such services throughout the term of the Management Agreement.

STOCKHOLDERS AGREEMENT

     Management, Kidd Kamm and certain other equity holders have entered into a stockholders agreement dated August 18, 1994 with the Company (the "Stockholders Agreement"), whereby such equity holders of the Company are restricted in the transfer of their shares of Common Stock of the Company for a period of eight years from that date unless such transfer is made in accordance with the Stockholders Agreement.

FINANCING FEES

     In May 1996, the Company paid the CIBC Fund a $2.1 million commitment fee for committing to purchase the Series A Preferred Stock, $1.1 million of which was refunded to the Company in connection with the closing of the Existing Notes. In addition, CIBC Wood Gundy Securities Corp. (the "Initial Purchaser"), an affiliate of the CIBC Fund, has from time to time provided investment banking services to the Company in connection with various transactions and proposed transactions for which it has received customary compensation. The Initial Purchaser acted as initial purchaser of the Series B Preferred Stock, provided the initial commitment in connection with the Senior Secured Credit Facility, purchased a portion of the notes issued in the initial funding under the Senior Secured Credit Facility, and acted as initial purchaser of the Existing Notes in each case in return for customary fees and reimbursement of expenses. In connection with the Equity Financing and the closing of the Senior Secured Credit Facility, Triumph-Connecticut, a partnership in which E. Mark Noonan serves as a general partner of the general partnership, received a referral fee of $600,000 from the Initial Purchaser. In addition, Triumph-Connecticut received a referral fee of $1 million from the Initial Purchaser in connection with the offer by the Company to exchange the New Notes for the Existing Notes and may receive additional fees from the Initial Purchaser from time to time.

BASTION SECURITIES PURCHASE AGREEMENT

     On September 27, 1996, the Company entered into a Securities Purchase Agreement (the "Bastion Securities Purchase Agreement") with Bastion pursuant to which it sold 51,959 shares of Common Stock to Bastion for an aggregate purchase price of $5 million. Pursuant to the terms of the Bastion Securities Purchase Agreement, the Company has agreed to include one person selected by Bastion in its nominations for the Company's Board of Directors and to use all reasonable commercial efforts to cause the election of such person to the Board, so long as Bastion owns 75% (in value) of the shares of Common Stock purchased thereunder and of the Units purchased by Bastion pursuant to the Series B Preferred Stock Offering. Bastion agreed that the Common Stock purchased thereunder shall be subject to the terms of the Stockholders Agreement.

     In addition, pursuant to a Voting Agreement, dated as of September 27, 1996, KKEP agreed that, in the event that Bastion is not entitled to designate the Series C Preferred Nominee, KKEP will vote its shares of Common Stock in favor of a nominee designated by Bastion for election to the Company's Board of Directors provided that Bastion has the Minimum Share Amount.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) AND (d) FINANCIAL STATEMENTS AND SCHEDULE

     Information called for by this item is set forth in the financial statements on pages F-1 through F-28 hereof.

(b) REPORTS ON FORM 8-K

     Form 8-K with respect to restatement of operating results, including Condensed Consolidated Statements of Operations (as Restated) for the six months ended September 30, 1996 and the six months ended September 30, 1995, filed with the SEC on January 14, 1997.

     Form 8-K with respect to Senior Notes Offer, filed with the SEC on January 15, 1997.

     Form 8-K with respect to extension of expiration date for offer to purchase and consent solicitation for the Company's 13-3/4% Senior Notes Due 2001, Series B, filed with the SEC on January 28, 1997.

     Form 8-K with respect to completion of Senior Notes Offer, filed with the SEC on February 13, 1997.

     Form 8-K with respect to the filing of certain exhibits including the Purchase Agreement, dated February 3, 1997, between the Company as issuer and CIBC Wood Gundy Securities Corp., as initial purchaser and related documents, filed with the SEC on February 20, 1997.

     Form 8-K with respect to Dr. Bonoma's death, filed with the SEC on May 22, 1997.

(C)  EXHIBITS

     See the Exhibit Index on pages 44 through 54 hereof.

                                 EXHIBIT INDEX

                                                                                     LOCATION OF
                                                                                     EXHIBIT IN
                                                                                     SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                                SYSTEM
-----------                     -----------------------                              -----------
2.1 (6)        Stock Purchase Agreement among Cosmar Corporation, a Delaware corporation ("Cosmar Corporation"), Larry Pallini,
               Vincent Carbone and Great American Cosmetics, Inc., a New
               York corporation ("GAC"), entered into on June 27, 1996,
               providing for the acquisition by Cosmar Corporation of
               all of the capital stock of GAC.

2.2 (6)        Agreement and Plan of Merger, among Renaissance Cosmetics,
               Inc., a Delaware corporation ("RCI" or the "Company"), Renaissance Acquisition, Inc., a New York corporation
               ("RAI") and MEM Company, Inc., a New York corporation
               ("MEM"), dated as of August 6, 1996.

2.3 (13)       Asset Sale and Purchase by and among the Procter & Gamble
               Company (as Seller) and Dana Perfumes Corp. ("Dana") (as
               Buyer) and solely for purposes of Sections 4.6, 6.6 and
               6.12 hereof of Renaissance Cosmetics, Inc. and Cosmar
               Corporation dated as of October 25, 1996.

2.4 (13) Form of Asset Sale and Purchase Agreement among P&G foreign affiliate sellers and Dana, dated as of October 29, 1996.

3.1 (1) Restated certificate of incorporation of RCI filed with the Secretary of State of the State of Delaware on August 17, 1994.

3.1.2 (8)      Certificate of Designation of Preferences and Rights of Senior
               Exchangeable Redeemable Preferred stock, Series A, of
               RCI, filed with the Secretary of State of the State of
               Delaware on May 29, 1996.

3.1.3 (7)      Certificate of Designation of Preferences and Rights of Senior
               Redeemable Preferred Stock, Series B, of RCI, filed with
               the Secretary of State of the State of Delaware on August 15,
               1996.

3.1.4 (14)     Certificate of Increase of Certificate of Designation of
               Preferences and Rights of Senior Redeemable Preferred
               Stock, Series B, of RCI, filed with the Secretary of
               State of the State of Delaware on September 27, 1996.

3.1.5 (14)     Certificate of Designation of Preferences and Rights of Senior
               Redeemable Preferred Stock, Series C, par value $.01 per
               share, of RCI, filed with the Secretary of State of the
               State of Delaware on August 15, 1996.

3.1.6 (14)     Certificate of Increase of Certificate of Designation of
               Preferences and Rights of Senior Redeemable Preferred
               Stock, Series C, of RCI, filed with the Secretary of
               State of the State of Delaware on September 27, 1996.




                                                                                     LOCATION OF
                                                                                     EXHIBIT IN
                                                                                     SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                                SYSTEM
-----------                     -----------------------                              -----------

3.2            Amended and Restated By-laws of RCI

3.3 (16)       Certificate of Incorporation of Renaissance Guarantor, Inc.
               ("RGI") filed with the Secretary of State of the State of Delaware on February 6, 1997.

3.4 (16)       By-laws of RGI.

4.1 (15) Indenture, dated February 7, 1997, among RCI, as issuer, RGI, as guarantor, and United States Trust Company of New York, as trustee.

4.2 (15)       Escrow and Disbursement Agreement, dated February 7, 1997, among
               RCI, as issuer, RGI, as guarantor, United States Trust
               Company of New York, as trustee, and United States Trust
               Company of New York, as escrow agent.

4.3 (15) Notes Registration Rights Agreement, dated February 7, 1997, between RCI, as issuer, and CIBC Wood Gundy Securities Corp., as initial purchaser.

10.1 (1)       License agreement (the "Houbigant U.S. License Agreement"), dated
               May 1994, between Houbigant Inc., a Delaware corporation
               ("Houbigant") and Parfums Parquet Incorporated (f.k.a.
               New Fragrance License Corp.) ("Parfums Parquet").

10.2 (2)       Amendment to the Houbigant U.S. License Agreement, dated May 12,
               1994.

10.3 (2)       Amendment to the Houbigant U.S. License Agreement, dated June 1,
               1994.

10.4 (1)       Amendment to the Houbigant U.S. License Agreement, dated June 24,
               1994.

10.5 (1)       Three letter agreements relating to the Houbigant U.S. License
               Agreement, each dated July 1, 1994.

10.6 (1)       Letter of Agreement dated July 1, 1994, between Houbigant and
               Parfums Parquet relating to the Houbigant U.S. License Agreement.

10.7 (10)      Right of Last Refusal Agreement dated July 1, 1994 among
               Houbigant, Luigi Massironi, Michael Sherman and Parfums
               Parquet relating to the Houbigant U.S. License Agreement.

10.8 (1) Guaranty, dated July 1, 1994, by Cosmar in favor of Houbigant of all obligations of Parfums Parquet under the Houbigant U.S.
               License Agreement.

10.9 (10)      Security Agreement - Trademarks, dated July 1, 1994, among
               Houbigant, Parfums Parquet, Chemical Bank New Jersey N.A.
               and National Westminster Bank, U.S.A.




                                                                                     LOCATION OF
                                                                                     EXHIBIT IN
                                                                                     SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                                SYSTEM
-----------                     -----------------------                              -----------

10.10 (10)     Assignment for Security, dated July 1, 1994, between Houbigant and Parfums Parquet.

10.11 (1)      Letter agreement, dated August 18, 1994, between Parfums Parquet and Houbigant, with respect to Assumption and Assignment
               Agreement.

10.12 (2)      Restated and Amended License Agreement (the "Harby's License
               Agreement"), dated August 16, 1994, between Harby's
               Corporation NV ("Harby's") and Houbigant.

10.13 (1)      Assumption and assignment agreement (the "Assumption and
               Assignment Agreement"), dated August 18, 1994, among
               Houbigant, Harby's and Parfums Parquet.

10.14 (1)      Amendment, dated September 19, 1994, to the Assumption and
               Assignment Agreement.

10.15 (1)      Letter Agreement, dated August 18, 1994, among Harby's,
               Houbigant and Parfums Parquet, regarding certain rights
               under the Harby's License Agreement.

10.16 (2)      License Agreement (the "Worldwide License Agreement"), dated
               August 10, 1994, by and between Houbigant, Houbigant GmbH
               and Parfums Parquet.

10.17 (2)      Amendment dated August 16, 1994 to the License Agreement dated
               August 10, 1994 between Houbigant, Houbigant GmbH and Parfums
               Parquet.

10.18 (2)      Amendment dated September 16, 1994 to the License Agreement dated August 10, 1994, between Houbigant, Houbigant GmbH and
               Parfums Parquet Incorporated.

10.19 (10)     Letter Agreement, dated February 14, 1995, relating to the
               License Agreement dated August 10, 1994 between Houbigant and
               Parfums Parquet.

10.20 (10)     Right of Last Refusal Agreement, dated February 14, 1995, among
               Houbigant, Luigi Massironi, Michael Sherman and Parfums
               Parquet relating to the Worldwide License Agreement.

10.21 (10)     Guaranty, dated February 28, 1995, by Cosmar in favor of
               Houbigant of all obligations of Parfums Parquet under the
               License Agreement dated August 10, 1994 between
               Houbigant, Houbigant GmbH and Parfums Parquet.

10.22 (10)     Security Agreement - Trademarks, dated February 28, 1995,
               among Houbigant, Parfums Parquet, Chemical Bank New
               Jersey N.A. and National Westminster Bank, USA.




                                                                                     LOCATION OF
                                                                                     EXHIBIT IN
                                                                                     SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                                SYSTEM
-----------                     -----------------------                              -----------

10.22.1 (10)   Assignment for Security Agreement, dated February 14, 1995, between Houbigant and Parfums Parquet.

10.23 (2)      Letter Agreement dated September 21, 1994 amending the
               Worldwide License Agreement, the Houbigant U.S. License
               Agreement and the Harby's License Agreement by and
               between Parfums Parquet Incorporated, Harby's, Houbigant,
               and Houbigant GmbH.

10.24 (2)      Purchase Agreement dated December 12, 1994 by and among
               Houbigant (1995) Limitee (formerly 3088766 Canada
               Limited), ACB Fragrances and Cosmetics, Inc., ACB
               Mercantile, Inc., Houbigant Limitee, Augustine Celaya,
               Giacomo Giuliano, and Gilles Pellerin.

10.24.1 (3)    Escrow Agreement, dated December 12, 1994, between ACB
               Fragrances and Cosmetics, Inc., ACB Mercantile, Inc.,
               Houbigant Limitee, Augustine Celaya, Giacomo Giuliano,
               Gilles Pellerin, Houbigant (1995) Limited and Lavery de
               Billis.

10.25 (11)     Amendment, Modification and Settlement Agreement, dated
               July 31, 1996, among Houbigant, Dana Perfumes Corp.
               (f.k.a. Parfums Parquet) ("Dana") and Houbigant (1995)
               Limitee amending the Worldwide License Agreement and the
               Houbigant U.S. License Agreement and providing for the
               execution of a new license agreement for Canada.

10.26 (11)     License Agreement (the "Canadian License"), dated July 31,
               1996, between Houbigant and Houbigant (1995) Limitee.

10.27 (11)     Letter Agreement, dated July 1996, among Houbigant, Dana and
               Houbigant (1995) Limitee, amending the provisions for
               royalty payments under the Worldwide License Agreement,
               the Houbigant U.S. License Agreement and the Canadian
               License Agreement.

10.28 (11)     Amendment No. I to License Agreements, dated July 31, 1996, among Houbigant, Dana and Houbigant (1995) Limitee,
               amending the Worldwide License Agreement, the Houbigant
               U.S. License Agreement and the Canadian License Agreement.

10.29 (14)     Amendment No. I to Security Agreement - Trademarks, dated
               July 31, 1996, among Houbigant, Parfums Parquet, Chemical
               Bank New Jersey N.A. and NatWest Bank NA.

10.30 (10)     License Agreement, dated August 18, 1994, between Cosmar
               Corporation and RCI.

10.31 (1)      Letter agreement, dated August 18, 1994, between RCI and
               Dr. Thomas V. Bonoma, granting Dr. Bonoma stock options.




                                                                                     LOCATION OF
                                                                                     EXHIBIT IN
                                                                                     SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                                SYSTEM
-----------                     -----------------------                              -----------

10.32 (6)      Employment agreement, dated August 6, 1996, between RCI and
               Dr. Thomas V. Bonoma.

10.33 (1)      Stockholders agreement, dated August 18, 1994, among RCI
               and the stockholders listed in schedule 1 thereto.

10.34 (10)     Management Services Agreement, dated August 16, 1994, between
               Kidd, Kamm & Company and RCI.

10.35 (1)      Industrial building lease between Sparks Industrial Joint
               Venture and Precision Molded Plastics, Inc., dated
               November 20, 1991, and a consent to assignment of that
               lease, dated June 7, 1994, executed by Precision Molded
               Plastics, Inc. and Sparks Industrial Joint Venture.

10.36 (1)      Various subleases for office space at 635 Madison Avenue, New
               York, New York, between Saatchi & Saatchi Holdings (USA)
               as sublessor, and Dana, as sublessee.

10.37 (8)      Standard Industrial Lease (the "Lease") relating to property known as 11700 Monarch Street, Garden Grove, California,
               between Bixby Western Properties as Lessor and A.H.
               Robins Company, Incorporated as Lessee (the "Lessee"),
               dated June 25, 1979.

10.38 (8)      First Amendment to the Lease, between Trust Company of the West as Trustee for TCW Realty Fund IV as successor Lessor
               (the "Lessor") and the Lessee, dated November 10, 1989.

10.39 (8)      Second Amendment to the Lease, between the Lessor and the
               Lessee, dated as of January 1, 1993.

10.40 (8)      Sublease of the Lessee's rights under the Lease to Cosmar
               Corporation, dated as of March 1, 1996 (the "Sublease").

10.41 (8)      Consent of the Lessor to the Sublease, dated as of March 1, 1996.

10.42 (10)     Agreement of Lease between Groupe Gestion Luger as Lessor and
               Houbigant Ltee as Lessee (the "Lessee"), relating to the
               immovable property situated at 1593 to 1645 Cunard
               Street, City of Chomedey (Laval), Province of Quebec,
               dated June 25, 1979 and assignment of that lease, dated
               December 12, 1994, by the Lessee in favor of 3088766
               Canada Limited.

10.42.1 (10)   Standard Form Commercial Lease, between Sally A. Starr and Lisa
               A. Brown as Trustees of Massachusetts 955 Realty trust
               for the Benefit of 955 Massachusetts Avenue Associates
               (as lessor) and Renaissance Cosmetics, Inc. relating to
               the property located in Cambridge, Massachusetts.




                                                                                     LOCATION OF
                                                                                     EXHIBIT IN
                                                                                     SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                                SYSTEM
-----------                     -----------------------                              -----------

10.42.2 (10)   Lease Agreement Between Ghent Limited Partnership (as lessor)
               and RCI (as tenant) relating to the property situated in
               Greenwich, Connecticut.

10.43 (2)      Management Services Agreement, dated December 22, 1994, between
               New Dana Acquisition Corp. and Perfumes Dana do Brasil, S.A.

10.44 (4)      Aircraft lease agreement dated February 13, 1995 between the
               Company and General Electric Capital Corporation.

10.45 (8)      Securities Purchase Agreement between the Company and CIBC WG
               Argosy Merchant Fund 2, L.L.C. (the "Fund"), dated as of
               May 29, 1996. Amendment No. 1, dated as of June 21, 1996,
               to Securities Purchase Agreement, dated as of May 29,
               1996, between Renaissance Cosmetics, Inc. and CIBC WG
               Argosy Merchant Fund 2, L.L.C.

10.46 (8)      Common Stock Registration Rights Agreement between RCI and the
               Fund, dated as of May 29, 1996.

10.47 (7)      Securities Purchase Agreement, dated as of August 8, 1996, between RCI and CIBC Wood Gundy Securities Corp.

10.48 (7)      Registration Rights Agreement, dated as of August 15, 1996, between RCI and CIBC Wood Gundy Securities Corp.

10.49 (7)      Common Stock Registration Rights Agreement, dated as of
               August 15, 1996, between RCI and CIBC Wood Gundy Securities
               Corp.

10.50 (10)     Subscription Agreement, dated August 15, 1996, between RCI and
               CIBC WG Argosy Merchant Fund 2, L.L.C.

10.51 (10)     Warrant Agreement, dated as of August 18, 1994, between RCI and
               American Bank National Association.

10.52 (7)      Warrant Agreement, dated as of August 15 1996, between RCI and
               Firstar Trust Company.

10.53 (1)      Indenture, dated as of August 18, 1994, among RCI, as Issuer, the guarantors identified therein (the "Guarantors"), and
               American Bank National Association, as trustee, relating to the
               Old Senior Notes.

10.53.1 (2)    First supplemental indenture, dated as of November 15, 1994, among RCI, as issuer, New Dana Acquisition Corp., as guarantor, and American Bank National Association, as trustee, relating to the Old Senior Notes.




                                                                                     LOCATION OF
                                                                                     EXHIBIT IN
                                                                                     SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                                SYSTEM
-----------                     -----------------------                              -----------

10.53.2 (2)    Second supplemental indenture, dated as of December 15, 1994, among RCI, as issuer, Houbigant (1995) Limitee, as
               guarantor, and American Bank National Association, as
               trustee, relating to the Old Senior Notes.

10.53.3 (2)    Third supplemental indenture, dated as of December 23, 1994, among RCI, as issuer, certain subsidiaries of the
               Company, as guarantors, and American National Bank
               Association, as trustee, relating to the Old Senior Notes.

10.53.4 (8)    Fourth supplemental indenture, dated as of February 27, 1996, among RCI, as issuer, SH 149 S.A.R.L., as guarantor, and
               American Bank National Association, as trustee, relating
               to the Old Senior Notes.

10.53.5 (10)   Fifth supplemental Indenture, dated as of August 21, 1996, among
               RCI, as the issuer, GAC, as guarantor, and American Bank
               National Association, as trustee, relating to the Old
               Senior Notes.

10.53.6 (14)   Sixth supplemental Indenture, dated as of December 4, 1996, between RCI, Certain Guarantors and Firstar Bank of
               Minnesota, successor to American Bank National
               Association, as trustee, relating to the Old Senior Notes.

10.53.7 (16)   Seventh supplemental Indenture, dated as of February 7, 1997, among RCI, certain guarantors and Firstar Bank of
               Minnesota, successor to American Bank National
               Association, as trustee, relating to the Old Senior Notes.

10.54 (10)     Waiver, dated as of August 12, 1996.

10.55 (10)     Closing Escrow Agreement, dated as of June 21, 1996, by and among Cosmar Corporation, Larry Pallini, Vincent Carbone
               and the law firm of Todtman, Young, Tunick, Nachamie,
               Hendler & Spizz, P.C.

10.56 (10)     Consulting Agreement, dated August 21, 1996, by and among
               Hilltop Sales, Inc., Cosmar Corporation and RCI.

10.57 (10)     Consulting Agreement, dated August 21, 1996, by and among
               Pageant Group, Ltd., Cosmar Corporation and RCI.

10.58 (6)      Employment Agreement, dated August 6, 1996, by and between
               Gay A. Mayer and RCI.

10.59 (10)     Letter Agreement, dated September 6, 1996, amending the
               Securities Purchase Agreement, dated as of August 8,
               1996, between CIBC Wood Gundy Securities Corp. and RCI.




                                                                                     LOCATION OF
                                                                                     EXHIBIT IN
                                                                                     SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                                SYSTEM
-----------                     -----------------------                              -----------

10.60 (10)     First Amendment to the Warrant Agreement, dated as of
               September 27, 1996, between RCI and Firstar Trust Company
               as warrant agent.

10.61 (10)     First Amendment to the Registration Rights Agreement, dated as of September 27, 1996, between RCI and CIBC Wood Gundy
               Securities Corp.

10.62 (10)     First Amendment to the Common Stock Registration Rights
               Agreement, dated as of September 27, 1996, between RCI
               and CIBC Wood Gundy Securities Corp.

10.63 (14)     Securities Purchase Agreement, dated as of September 27, 1996, between RCI and Bastion Capital Fund, L.P.

10.64 (14)     Common Stock Registration Rights Agreement, dated as of
               September 27, 1996, between RCI and Bastion Capital Fund, L.P.

10.65 (14)     Voting Agreement, dated as of September 27, 1996, between Kidd,
               Kamm Equity Partners, L.P. and Bastion Capital Fund, L.P.

10.66 (14)     License and Consultant Agreement dated January 25, 1991 between
               Cosmar and The Nail Consultants, Ltd., as amended by
               letter agreements dated May 29, 1991 and January 5, 1993.

10.67 (14)     License Agreement, dated October 1, 1995, between The Nail
               Consultants, Ltd. and Cosmar.

10.68 (14)     RCI Employee Bonus Plan.

10.69 (14)     Agreement dated as of July 1, 1995 between MEM as licensor and
               Filo America, Inc. as licensee for the license of the
               "English Leather" trademark for shaving equipment.

10.70 (14)     Agreement dated as of January 1, 1995 between MEM as licensor and M.Z. Berger as licensee for the license of the
               "Tinkerbell" trademark for watches, clocks and plastic
               jewelry.

10.71 (14)     License granted under the License Agreement dated August 1, 1978 between G. Visconti di Modrone, S.p.A. and V.O.M. Ltd.
               for the use of certain trademarks by Victor of Milano,
               Ltd. in connection with its sale of men's toiletries.

10.72 (14)     License Agreement dated as of April 1, 1977 between MEM as licensor and Welling International as licensee for the
               license of the "English Leather" trademark for eyeglass
               frames and sunglasses, as amended by letter agreement
               dated November 6, 1996.




                                                                                     LOCATION OF
                                                                                     EXHIBIT IN
                                                                                     SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                                SYSTEM
-----------                     -----------------------                              -----------

10.73 (14)     Trademark Agreement dated as of July 3, 1985 between MEM as licensor and Willow Hosiery Co., Inc. as licensee for the
               license of the "English Leather" trademark for men's
               hosiery, as amended by letter agreements dated January
               29, 1996, and January 25, 1993.

10.74 (14)     Trademark License Agreement dated as of July 1, 1991 between
               English Leather, Inc. as licensor and Bag Bazaar, Ltd. as
               licensee for the license of the "English Leather"
               trademark for men's and women's handbags and personal
               (small) leather goods, as amended by letter agreement
               dated May 19, 1995.

10.75 (14)     License Agreement dated as of July 14, 1987 between Coscelebra,
               Inc. as licensor and MEM as licensee for the license of
               the "Heaven Sent" trademark for cosmetic products.

10.76 (14)     Agreement dated as of January 1, 1981 between Helena Rubenstein,
               Inc. as licensor and Alliance Trading Company
               Incorporated as licensee for the license of the "Heaven
               Sent" trademark for cosmetic products, as amended by
               agreement dated June 15, 1981.

10.77 (14)     Agreement dated as of March 12, 1982 between Alleghany Pharmacal
               Corporation as licensor and MEM as licensee for the
               sub-license of the "Heaven Sent" trademark for cosmetic
               products.

10.78 (14)     Collective Bargaining Agreement between Dana Perfumes Corp. and
               Oil, Chemical & Atomic Workers International Union
               AFL-CIO and its Local Union No. 8-782.

10.79 (16)     Collective Labor Agreement of the Union of Workers in the
               Chemical, Pharmaceutical, Plastic and Related Industries
               of Sao Paulo and the Region and other Unions of Workers
               and the Federation of Industries of the State of Sao
               Paulo and Industry Unions affiliated therewith (English
               translation) (with Officer's Certificate certifying
               accuracy of translation from Portuguese into English).

10.80 (15)     Purchase Agreement, dated February 3, 1997, between Renaissance
               Cosmetics, Inc., as issuer, and CIBC Wood Gundy Securities
               Corp., as initial purchaser.

10.81 (16)     Industrial Building Lease, dated January 1997, between Dana
               Perfumes Corp., as Lessee, and First National Bank of
               Illinois, as Trustee, under trust 2871, as Lessor.




                                                                                     LOCATION OF
                                                                                     EXHIBIT IN
                                                                                     SEQUENTIAL
                                                                                      NUMBERING
EXHIBIT NO.                     DESCRIPTION OF DOCUMENT                                SYSTEM
-----------                     -----------------------                              -----------

10.82 (16)     Credit Agreement, dated as of March 12, 1997, among Dana
               Perfumes Corp., as borrower, the other credit parties
               signatory thereto, as credit parties, the lenders
               signatory thereto from time to time, as lenders, and
               General Electric Capital Corporation, as agent and lender.

10.83 (16)     Pledge Agreement, dated as of March 12, 1997, between General
               Electric Capital Corporation, as agent and lender, and the pledgors thereto.

10.84 (16)     Security Agreement, dated as of March 12, 1997, among General
               Electric Capital Corporation, as agent and lender, and the grantors thereto.

10.85 (16)     Guaranty, dated as of March 12, 1997, between General Electric
               Capital Corporation, as agent and lender, and the guarantors thereto.

10.86          First Amended and Restated Stock Option Plan of RCI.

10.87          Form of Indemnification Agreement.

10.88          Form of Stockholder Agreement, as amended.

10.89          Waiver and Amendment dated as of June 27, 1997, among Dana
               Perfumes Corp., as borrower, the other Credit Parties to the Credit Agreement, General Electric Capital Corporation, as agent and lender and the other Lenders party to the Credit
               Agreement.

10.90          Letter Agreement, dated as of June 27, 1997, among Dana
               Perfumes Corp., as borrower, General Electric Capital
               Corporation, as agent and lender, and the other Lenders party to the Credit Agreement.

21.1           List of Subsidiaries.

27.1           Financial Data Schedule

-----------------------
Notes to Exhibit Index:

(1) Filed with RCI's Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") on December 12, 1994, Registration No. 33-87280, and incorporated herein by reference thereto.

(2) Filed with Amendment No. I to RCI's Registration Statement on Form S-4 filed with the SEC on January 27, 1995, Registration No. 33-87280, and incorporated herein by reference thereto.

(3) Filed with Amendment No. 2 to RCI's Registration Statement on Form S-4 filed with the SEC on February 9, 1995, Registration No. 33-87280, and incorporated herein by reference thereto.

(4) Filed with RCI's Quarterly Report on Form 10-Q filed with the SEC on March 27, 1995, and incorporated herein by reference thereto.

(5)  Intentionally omitted.

(6) Filed with RCI's Quarterly Report on Form 10-Q filed with the SEC on August 14, 1996, and incorporated herein by reference thereto.

(7) Filed with RCI's Form 8-K filed with the SEC on August 8, 1996, and incorporated herein by reference thereto.

(8) Filed with RCI's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 3 1, 1996, and incorporated herein by reference thereto.

(9)  Intentionally omitted.

(10) Filed with RCI's Registration Statement on Form S-4 filed with the SEC on October 1, 1996, Registration No. 333-13171, and incorporated herein by reference thereto.

(11) Filed with RCI's Quarterly Report on Form 10-Q filed with the SEC on November 14, 1996, and incorporated herein by reference thereto.

(12) Intentionally omitted.

(13) Filed with RCI's Form 8-K filed with the SEC on December 20, 1996, and incorporated herein by reference thereto.

(14) Filed with Amendment No. 1 to RCI's Registration Statement on Form S4 filed with the SEC on January 31, 1997, Registration No. 333-13171, and incorporated herein by reference thereto.

(15) Filed with RCI's Form 8-K filed with the SEC on February 20, 1997 and incorporated herein by reference thereto.

(16) Filed with RCI's Registration Statement on Form S4 filed with the SEC on March 24, 1997, Registration No. 333-23847, and with Amendment No. 1 thereto, as filed with the SEC on May 2, 1997, and incorporated herein by reference thereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  RENAISSANCE COSMETICS, INC.



                                  By:  /s/Norbert Becker
                                       -----------------------------------
                                       Norbert Becker
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date(s) indicated below.

       Signature                          Title                       Date
       ---------                          -----                       ----


/s/ NORBERT BECKER         Chief Executive Officer (principal     June 30, 1997
------------------------    executive officer) and Director
    NORBERT BECKER


/s/ THOMAS T.S. KAUNG        Group Vice President and Chief       June 30, 1997
------------------------      Financial Officer (principal
    THOMAS T.S. KAUNG        financial officer and principal
                                    accounting officer)

                                         Director                 June   , 1997
------------------------
    ERIC R. HAMBURG


                                         Director                 June   , 1997
------------------------
    KURT L. KAMM


/s/ WILLIAM J. KIDD                      Director                 June 30, 1997
------------------------
    WILLIAM J. KIDD

/s/ JOHN H. LYNCH                        Director                 June 30, 1997
------------------------
    JOHN H. LYNCH


/s/ E. MARK NOONAN                       Director                 June 30, 1997
------------------------
    E. MARK NOONAN


                                         Director                 June   , 1997
------------------------
    TERRY M. THEODORE


/s/ DANIEL D. VILLANUEVA                 Director                 June 30, 1997
------------------------
    DANIEL D. VILLANUEVA

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES
INDEX OF FINANCIAL STATEMENTS AND SCHEDULE
------------------------------------------------------------------------------

                                                                   PAGE

INDEPENDENT AUDITORS' REPORT                                        F-2

CONSOLIDATED FINANCIAL STATEMENTS AS OF
  MARCH 31, 1997 AND 1996 AND FOR THE YEARS THEN ENDED;
  AND FOR THE PERIOD FROM
  APRIL 15, 1994 (INCEPTION) TO MARCH 31, 1995:

  Consolidated Balance Sheets                                       F-3

  Consolidated Statements of Operations                             F-4

  Consolidated Statements of Stockholders' Equity                   F-5

  Consolidated Statements of Cash Flows                             F-6

  Notes to Consolidated Financial Statements                      F-7--F-27

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  Schedule II - Valuation and Qualifying Accounts                   F-28


  All other schedules are not required

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Renaissance Cosmetics, Inc.:

We have audited the accompanying consolidated balance sheets of Renaissance Cosmetics, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended March 31, 1997 and for the period from April 15, 1994 (Inception) to March 31, 1995. Our audits also included the financial statement schedule for Renaissance Cosmetics, Inc. listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renaissance Cosmetics, Inc. and subsidiaries as of March 31, 1997 and l996, and the results of their operations and their cash flows for the two years ended March 31, 1997 and the period from April 15, 1994 (Inception) to March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP
New York, New York
June 27, 1997

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996
(in thousands except share data)
------------------------------------------------------------------------------

ASSETS                                                            1997           1996
CURRENT ASSETS:
  Cash and cash equivalents                                          719      $    1,432
  Marketable securities                                           22,799             174
  Accounts receivable - net                                       48,837          34,557
  Inventories                                                     55,554          30,237
  Prepaid expenses and other current assets                        7,827           6,540
                                                             ------------    ------------

        Total current assets                                     135,736          72,940

PROPERTY, PLANT AND EQUIPMENT - Net                               26,581          14,535

DEFERRED FINANCING COSTS - Net                                    12,748           8,007

OTHER ASSETS - Net                                                12,141          12,242

INTANGIBLE ASSETS - Net                                          174,177          76,895
                                                             ------------    ------------

TOTAL ASSETS                                                  $  361,383      $  184,619
                                                             ------------    ------------
                                                             ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                     -         $   57,000
  Accounts payable                                                21,612          19,463
  Accrued expenses                                                40,322          15,157
  Other current liabilities                                         -              2,700
                                                             ------------    ------------

        Total current liabilities                                 61,934          94,320
                                                             ------------    ------------

LONG-TERM LIABILITIES:
  Long-term debt                                                 203,877          67,323
  Minimum royalty obligation                                       3,768           4,686
  Deferred tax liability                                             158             141
                                                             ------------    ------------

        Total long-term liabilities                              207,803          72,150
                                                             ------------    ------------

TOTAL LIABILITIES                                                269,737         166,470
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

SENIOR REDEEMABLE PREFERRED STOCK
  Par value $.01 - authorized, 350,000 shares;
    issued, 123,381 shares
(Liquidation value-$127,041)                                      86,660            -

REDEEMABLE PREFERRED STOCK:
  Par value $.01 - authorized, 40,000 shares;
    issued, 12,798 shares at March 31, 1997;
    11,594 shares at March 31, 1996
(Liquidation value at March 31, 1997, $13,517)                    13,167          11,698

COMMON STOCKHOLDERS' (DEFICIT) EQUITY:
  Common stock, par value $.01 - authorized, 3,000,000 shares;
    issued 830,736 shares at March 31, 1997; 726,818 shares
    at March 31, 1996                                                  8               7
  Notes receivable from sale of common stock                        (518)           (518)
  Additional paid-in capital                                      69,403          26,787
  Treasury stock, at cost (5,650 shares)                            (210)           (210)
  Deficit                                                        (75,450)        (19,564)
  Cumulative translation adjustment                               (1,414)            (51)
                                                             ------------    ------------

        Total common stockholders' (deficit) equity               (8,181)          6,451
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  361,383      $  184,619
                                                             ------------    ------------
                                                             ------------    ------------


See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                     PERIOD FROM
                                                                      APRIL 15,
                                                                        1994
                                                                     (INCEPTION)
                                                                         TO
                                             YEAR ENDED MARCH 31,     MARCH 31,
                                               1997         1996        1995

NET SALES                                     174,612     $131,286     $57,714

COST OF GOODS SOLD                             69,723       51,317      24,553
                                             --------     --------     -------

GROSS PROFIT                                  104,889       79,969      33,161
                                             --------     --------     -------

OPERATING EXPENSES:
  Selling                                      64,847       52,302      18,246
  General and administrative                   25,705       14,009      10,127
  Amortization of intangible and
   other assets                                 9,813        5,207       2,044
                                             --------     --------     -------

    Total operating expenses                  100,365       71,518      30,417
                                             --------     --------     -------

OPERATING INCOME                                4,524        8,451       2,744

OTHER EXPENSE (INCOME):
  Interest expense                             24,417       19,458       8,694
  Interest and other income                    (1,835)        (255)       (456)
                                             --------     --------     -------
    Total other expense                        22,582       19,203       8,238

LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                           (18,058)     (10,752)     (5,494)

INCOME TAX PROVISION (BENEFIT)                  1,322        1,305         (35)
                                             --------     --------     -------

LOSS BEFORE EXTRAORDINARY ITEM                (19,380)     (12,057)     (5,459)

EXTRAORDINARY ITEM                             22,438            -           -
                                             --------     --------     -------

NET LOSS                                      (41,818)     (12,057)     (5,459)

PREFERRED STOCK DIVIDENDS                      14,068        1,333         715
                                             --------     --------     -------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS   $(55,886)    $(13,390)    $(6,174)
                                             --------     --------     -------
                                             --------     --------     -------
NET LOSS PER COMMON SHARE                    $ (71.63)    $ (18.62)    $ (8.50)
                                             --------     --------     -------
                                             --------     --------     -------

WEIGHTED AVERAGE SHARES OUTSTANDING           780,203      719,138     726,374
                                             --------     --------     -------
                                             --------     --------     -------


See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                NOTES                                                                   TOTAL
                                              RECEIVABLE                                                                COMMON
                                              FROM SALE    ADDITIONAL                                   CUMULATIVE   STOCKHOLDERS'
                             COMMON STOCK     OF COMMON     PAID-IN     TREASURY STOCK                  TRANSLATION    (DEFICIT)
                            SHARES   AMOUNT     STOCK       CAPITAL     SHARES   AMOUNT    DEFICIT      ADJUSTMENT      EQUITY

Issuance of common stock    726,818    $7       $(518)      $27,011         -    $   -     $      -      $     -      $ 26,500
Issuance of warrants in
 conjunction with senior
 notes and redeemable
 preferred stock                  -     -           -         1,260         -        -            -            -         1,260

Accrued dividends and
 accretion on redeemable
 preferred stock                  -     -           -             -         -        -         (715)           -          (715)

Predecessor basis
 accounting adjustment            -     -           -        (1,484)        -        -            -            -        (1,484)

Purchase of treasury stock        -     -           -             -     6,725     (250)           -            -          (250)

Cumulative translation
 adjustment                       -     -           -             -         -        -            -          337           337

Net loss                          -     -           -             -         -        -       (5,459)           -        (5,459)
                            -------    --       -----       -------     -----    -----     --------      -------      --------

BALANCE, MARCH 31, 1995     726,818     7        (518)       26,787     6,725     (250)      (6,174)         337        20,189

Accrued dividends and
 accretion on redeemable
 preferred stock                  -     -           -             -         -        -       (1,333)           -        (1,333)

Purchase of treasury stock        -     -           -             -     3,632     (135)           -            -          (135)

Sale of treasury stock            -     -           -             -    (4,707)     175            -            -           175

Cumulative translation
 adjustment                       -     -           -             -         -        -            -         (388)         (388)

Net loss                          -     -           -             -         -        -      (12,057)           -       (12,057)
                            -------    --       -----       -------     -----    -----     --------      -------      --------

BALANCE, MARCH 31, 1996     726,818     7        (518)       26,787     5,650     (210)     (19,564)         (51)        6,451

Issuance of Common Stock    103,918     1                     9,749                                                      9,750

Issuance of warrants in
 conjunction with
 redeemable preferred
 stock                                                       32,867                                                     32,867

Accrued dividends and
 accretion on redeemable
 preferred stocks                                                                           (14,068)                   (14,068)

Cumulative translation
 adjustment                                                                                               (1,363)       (1,363)

Net loss                                                                                    (41,818)                   (41,818)
                            -------    --       -----       -------     -----    -----     --------      -------      --------
BALANCE, MARCH 31, 1997     830,736    $8       $(518)      $69,403     5,650    $(210)    $(75,450)     $(1,414)     $ (8,181)
                            -------    --       -----       -------     -----    -----     --------      -------      --------
                            -------    --       -----       -------     -----    -----     --------      -------      --------


See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
------------------------------------------------------------------------------

                                                                                           Period from
                                                                                            April 15,
                                                                                              1994
                                                                                           (Inception)
                                                                 Year Ended   Year Ended       to
                                                                   March 31,   March 31,    March 31,
                                                                     1997        1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (41,818)  $  (12,057)  $   (5,459)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Extraordinary item                                               22,438         -               -
    Deferred taxes                                                      (86)          41          (97)
    Depreciation                                                      4,896        2,844          788
    Amortization of intangible assets                                 5,528        3,208        1,860
    Amortization of minimum royalty and other assets                  4,285        1,999          184
    Amortization of deferred financing costs                          3,202        2,616          993
    Accrued interest on senior notes, subordinated
      seller notes and minimum royalty obligation                     1,820        1,312          867

  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable                                              (8,655)     (16,636)      (8,521)
    Inventories                                                     (11,070)      (7,561)      (6,802)
    Prepaid expenses, other current assets and other assets          (4,209)      (2,550)      (1,504)
    Accounts payable                                                 (1,663)       6,284        2,135
    Accrued expenses                                                 (6,240)      (3,288)       5,605
    Other current liabilities                                        (2,700)        -          (1,882)
    Other                                                            (1,171)        (388)         305
                                                                 ----------   ----------   ----------
          Net cash used in operating activities                     (35,443)     (24,176)     (11,528)
                                                                 ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired                  (95,392)       1,384     (100,707)
  Other Investing Payments                                           (1,208)        -            -
  Purchase of marketable securities                                 (22,625)
  Sale of marketable securities                                        -             641          134
  Capital expenditures                                               (9,330)      (8,166)        (629)
                                                                 ----------   ----------   ----------
          Net cash used in investing activities                    (128,555)      (6,141)    (101,202)
                                                                 ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of Senior Secured Credit Facility                        117,500
  Repayment of Senior Secured Credit Facility                      (117,500)
  Issuance of Existing Notes                                        200,000
  Issuance of common stock                                            9,750         -          26,500
  Issuance of Old Senior Notes                                         -            -          63,379
  Redemption of Old Senior Notes                                    (65,000)
  Early retirement of debt                                          (10,725)
  Notes payable                                                     (57,000)      27,000       30,000
  Payment of minimum royalty obligation                              (2,148)      (1,259)        (225)
  Issuance of Series A Preferred Stock                               18,955
  Redemption of Series A preferred stock                            (20,434)
  Issuance of Series B Preferred Stock                               75,451
  Issuance of redeemable preferred stock                               -            -           9,650
  Issuance of warrants                                               32,867         -           1,260
  Payment of deferred financing costs                               (18,431)      (1,033)     (10,583)
  Purchase of treasury stock                                           -            (135)        (250)
  Sale of treasury stock                                               -             175         -
                                                                 ----------   ----------   ----------
          Net cash provided by financing activities                 163,285       24,748      119,731
                                                                 ----------   ----------   ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     (713)      (5,569)       7,001

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,432        7,001         -
                                                                 ----------   ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $      719   $    1,432   $    7,001
                                                                 ----------   ----------   ----------
                                                                 ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                     $   12,800   $   14,604   $    5,112
                                                                 ----------   ----------   ----------
                                                                 ----------   ----------   ----------
    Income taxes                                                      1,825   $      880   $       93
                                                                 ----------   ----------   ----------
                                                                 ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  TRANSACTIONS:
   Accrued dividends and accretion on redeemable preferred
    stock                                                        $   14,068   $    1,333   $      715
   Sale of common stock for notes                                $     -      $     -      $      518
   Issuance of seller notes                                      $     -      $     -      $    3,500
   Other current liability - installment obligation for purchase
     of inventory and accounts receivable from Houbigant, Inc.   $     -      $     -      $    2,700
   Other liability - present value of minimum royalties          $    1,348   $    1,398   $    6,623


See notes to consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of Renaissance Cosmetics, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries from the dates of their respective acquisitions. All significant intercompany balances and transactions have been eliminated.

    NATURE OF BUSINESS - The Company manufactures and sells its fragrance and cosmetic products principally through the mass-market or self-select distribution channel which includes drug stores, mass merchandisers, discount stores, supermarkets and combination supermarket/drug stores, throughout the United States, Canada, Latin America, Europe, Africa and the Far East.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS - For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

    MARKETABLE SECURITIES - The Company classifies its investments in debt and equity securities as available for sale. Unrealized holding gains and losses were not material in any period presented.

    INVENTORIES - Inventories are stated at the lower of cost (on the first-in, first-out (FIFO) and last-in, first-out (LIFO) methods) or market.

    PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost, and depreciation is computed by the straight-line and the declining-balance methods over estimated service lives. Property, plant and equipment acquired through business combinations is stated at the estimated fair value at the date of purchase.

    LONG-LIVED ASSETS - During the year ended March 31, 1997, the Company adopted SFAS No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of. The Company's long-lived assets consist of property, plant and equipment and intangible assets, including goodwill. The Company evaluates whether there has been a permanent impairment of any of its long-lived assets. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the operating unit are not sufficient to recover the carrying values of such long-lived. If it has been determined that an impairment in value has occurred, the long-lived assets would be written down to an amount equivalent to the present value of the future operating cash flows to be generated by the operating unit. Adoption of SFAS 121 did not have a material effect on the Company's financial position and results of operations.

    DEFERRED FINANCING COSTS - Deferred financing costs represent direct costs relating to closing on outstanding long-term debt. These costs are being amortized over the life of the related debt.

    FOREIGN CURRENCY TRANSLATION - For the Company's international operations, assets and liabilities are translated at year-end exchange rates and income statement amounts are translated at average exchange rates prevailing during the year. The cumulative translation adjustment represents principally the effect of changes in the rate of exchange at the beginning and end of each year in translating net assets excluding certain intercompany liabilities. Foreign currency transaction gains and losses are included in results of operations and were not material for any year presented.

    REVENUE RECOGNITION - Sales are recognized when goods are shipped to a third-party. The Company establishes reserves for estimated returns and allowances at the time of shipment.

    INCOME TAXES - The Company uses an asset and liability approach to the computation of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities based upon enacted tax rates in effect when such amounts are expected to be realized or settled. The effects of changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

    EARNINGS PER COMMON SHARE - Earnings per common share is based on the weighted average number of common shares outstanding during the year. The effect of shares issuable under exercise of warrants and stock options is anti-dilutive.

    RECLASSIFICATIONS - Certain reclassifications were made to the March 31, 1996 and 1995 financial statements to conform to the current year's presentation.

2.  ACQUISITIONS

    A. HOUBIGANT FRAGRANCES - The Company, Houbigant, Inc. ("Houbigant") and other parties entered into license and sub-license agreements (the "Agreements"), the first of which became effective as of July 1, 1994, whereby the Company has obtained certain exclusive rights to manufacture and sell on a worldwide basis (excluding Canada) certain fragrance products owned and licensed by Houbigant (the "Houbigant Fragrances"), for initial periods of five and seven years. The Company agreed to pay royalties at the rate of six to seven percent of net sales (decreasing to five percent based on sales volume). Total minimum royalty payments for the initial terms of the Agreements are $15,360,000, including the $5,000,000 prepayment. The Company has the option to renew the Agreements for up to seven successive five-year periods. During each renewal period, annual minimum royalties are adjusted based on increases in the Consumer Price Index.

    Additionally, under the terms of the Agreements, the Company also agreed to pay $6,000,000, in installments, for existing inventories, certain trade accounts receivable and all product returns received subsequent to the closing date of the Agreements.

    On December 13, 1994, the Company, through its newly-formed indirect wholly-owned subsidiary, Houbigant (1995) Ltee, acquired substantially all of the assets of the ACB Companies for an aggregate purchase price of (Cdn)$8,000,000. The ACB Companies included three companies engaged in the manufacture and sales of Houbigant Fragrances in Canada. This acquisition extended the Company's rights to manufacture and market the Houbigant Fragrances into Canada. Pursuant to this agreement, Houbigant Ltee would pay royalties to Houbigant based on volume of products sold.

    In July 1996, the Company modified the above existing royalty agreements in order to consolidate the worldwide rights to manufacture and distribute the Houbigant Fragrances.

    B. COSMAR - On August 18, 1994, the Company, through its wholly-owned subsidiary, Cosmar Corporation ("Cosmar"), purchased certain assets and assumed certain liabilities of Cosmar Corporation and its affiliate, Precision Molded Plastics, Inc. ("Old Cosmar") for $64,827,978. Consideration consisted of $61,327,978 in cash and subordinated sellers notes with a face value of $5,000,000 and an estimated market value of $3,500,000 based on an effective interest rate of 14.48%. Because the acquisition qualified as a highly-leveraged transaction and certain shareholders of Old Cosmar have or had a continuing interest as shareholders of the Company, application of leveraged buyout accounting resulted in a predecessor basis adjustment to common stockholders' equity of $1,483,609.

    C. DANA - On December 23, 1994, the Company, through its indirect wholly-owned subsidiary, Dana Perfumes Corporation ("Dana") purchased the assets and business of a group of companies that manufactured and marketed the Dana line of fragrance products, for aggregate cash consideration of $21,900,000. Such transaction was financed through term loan borrowings from a financial institution (the "Old Credit Facility"), of $30,000,000.

    For the period April 15, 1994 (Inception) to March 31, 1995, pro forma net sales, pro forma net loss, and pro forma net loss per share assuming that the above acquisitions occurred on April 15, 1994 were $99,941,000, $(18,208,000), and $(25.07), respectively. Such pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions taken place as of April 15, 1994, nor necessarily indicative of results that may be achieved in the future.

    D. On December 31, 1995, Dana exercised its option to purchase the assets and liabilities of Perfumes Dana do Brasil for $100,000.

    For the year ended March 31, 1996, pro forma net sales, pro forma net loss, and pro forma net loss per share was $140,741,000, $(12,645,000), and $(17.58), respectively, assuming that the acquisition of Dana Brazil occurred on April 1, 1995. For the period April 15, 1994 (Inception) to March 31, 1995, pro forma net sales, pro forma net loss, and pro forma net loss per share was $109,912,000, $(17,313,000), and $(23.83), respectively assuming that the acquisition of Dana Brazil occurred on April 15, 1994. Such pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions taken place as of the beginning of each period presented, nor necessarily indicative of results that may be achieved in the future.

    E. GREAT AMERICAN COSMETICS COMPANY - On August 21, 1996, Cosmar completed its acquisition of all of the issued and outstanding capital stock of Great American Cosmetics Company ("GAC"). GAC outsources, markets, distributes, advertises, promotes and merchandises mid-priced, mass-marketed lipsticks, eye make-up, nail polish products and related accessories sold under the Nat Robbins trademark. The cash consideration for the GAC acquisition was $15,250,000. Concurrent with the closing, Cosmar repaid $808,000 of GAC indebtedness. In connection with the closing, Cosmar agreed to fund up to $141,000 (with up to $100,000 of its own funds and up to $41,000 of the purchase price held back from the Sellers for this purpose) of possible post-closing severance bonuses to certain GAC employees, if earned.

    F. MEM COMPANY, INC. - On December 4, 1996, the Company, through its wholly-owned subsidiary, Renaissance Acquisition, Inc. ("RAI"), completed its acquisition (the "MEM Acquisition") of MEM Company, Inc ("MEM"). MEM distributes a diversified line of fragrances and toiletries in the mass-market distribution channel principally in the United States. Tom Fields, Ltd. ("Tom Fields"), a division of MEM, manufactures and markets a line of children's cosmetics and accessories principally under the trademark TINKERBELL. A subsidiary, Tom Fields (UK) Ltd., markets this line of children's products in the United Kingdom and elsewhere in Europe. The aggregate cash consideration paid to the equity holders of MEM in connection with the MEM Acquisition was $19,787,000. In addition, in connection with the MEM Acquisition, the Company repaid all of MEM's outstanding indebtedness in an amount equal to $17,975,000.

    G. ACQUISITION OF P&G BRANDS - On December 6, 1996, the Company completed its acquisition from The Procter & Gamble Company ("P&G") of the worldwide rights to manufacture and market certain mass-market fragrances (the "P&G Brands Acquisition"). The cash consideration paid was $43,263,000. In addition, the Company assumed certain specified trade-related obligations of the P&G Brands, including liability for returns of products under the P&G Brands sold prior to the closing and liabilities under certain advertising and business development commitments. Concurrent with the P&G Brand Acquisition, the Company entered into transition service agreements under which P&G will continue the foreign marketing of the P&G Brands through June 30, 1997.

    The above acquisitions have been accounted for by the purchase method. The preliminary cost of allocations for the above mentioned acquisitions are subject to adjustment when additional information regarding asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying consolidated balance sheet at March 31, 1997. The consolidated financial statements include the results of operations of these acquisitions subsequent to their respective dates of acquisition.

    The GAC, MEM and P&G Brand acquisitions, if they had occurred at the beginning of each period, would have pro forma results as follows:

                                                  PRO FORMA
                                           -----------------------
                                           YEAR ENDED   YEAR ENDED
                                            MARCH 31,    MARCH 31,
                                              1997         1996
                                            (IN THOUSANDS, EXCEPT
                                              PER SHARE AMOUNTS)
                                                 (UNAUDITED)
                                           ----------   ----------
    Net sales                               $245,796     $240,774
                                            ========     ========
    Loss before extraordinary item
     applicable to common stockholders      $(42,620)    $(36,318)
                                            ========     ========

    Loss before extraordinary item
     applicable to common stockholders      $ (51.66)    $ (44.13)
                                            ========     ========

    The above pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions taken place as of the beginning of each period, nor necessarily indicative of results that may be achieved in the future.

3.  MARKETABLE SECURITIES

    Marketable securities consist of the following:

                                                MARCH 31,
                                              1997      1996
                                             (IN THOUSANDS)
                                            -------     ----
    U.S. Treasury Notes                     $17,799     $  -
    Certificate of deposit                    5,000        -
    Mutual funds                                -        174
                                            -------     ----
                                            $22,799     $174
                                            =======     ====

    As discussed in Note 8, marketable securities of $17,799,000 at March 31, 1997 are held in an escrow account to finance a portion of the interest payments on the Existing Notes over the next two years.

4.  INVENTORIES

    The components of inventories are as follows:

                                                 MARCH 31,
                                               1997      1996
                                               (IN THOUSANDS)
                                              -------   -------
    Raw materials and advertising supplies    $30,453   $16,957
    Work in process                             2,413     2,860
    Finished goods                             22,688    10,420
                                              -------   -------
                                              $55,554   $30,237
                                              =======   =======

     The above components are shown net of excess and obsolete inventory reserves of $2,719,000 and $1,540,000 at March 31, 1997 and 1996,
    respectively. At March 31, 1997 and 1996, approximately 61.8% and 60.7%, respectively, of the Company's inventories are stated at the lower of LIFO cost or market. The excess of current replacement cost over the stated LIFO value was $-0- at March 31, 1997 and 1996.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                        MARCH 31,
                                                    1997        1996
                                                    (IN THOUSANDS)

    Land                                          $   531     $   477
    Buildings                                      15,571       4,896
    Machinery and equipment                        10,170       7,452
    Computer equipment                              7,484       4,881
    Leasehold improvements                          1,352         460
                                                  -------     -------

                                                   35,108      18,166

    Accumulated depreciation                        8,527       3,631
                                                  -------     -------

                                                  $26,581     $14,535
                                                  -------     -------
                                                  -------     -------


6.  INTANGIBLE ASSETS
    Intangible assets consist of the following:

                                                        MARCH 31,
                                                    1997       1996
                                                    (IN THOUSANDS)
    Trademarks                                    $ 60,817   $42,144
    Goodwill                                       123,957    39,820
                                                  --------   -------

                                                   184,744    81,964

    Accumulated amortization                        10,597     5,069
                                                  --------   -------

                                                  $174,177   $76,895
                                                  --------   -------
                                                  --------   -------

Trademarks, which consist primarily of those acquired through business combinations, are being amortized on a straight-line basis, over their estimated useful lives, which range from 20 to 40 years. Goodwill, which represents the excess of the cost of purchased businesses over the fair value of their net assets at date of their acquisition, is being amortized on a straight-line basis, over various periods ranging from 5 to 25 years.

7.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                  MARCH 31,
                                                              1997       1996
                                                               (IN THOUSANDS)
    Current portion of minimum royalty obligation           $ 4,006    $ 3,598
    Accrued interest payable                                  4,562      2,380
    Acquired plant consolidation and restructuring costs     14,893        244
    Accrued marketing and advertising expenses                6,129      2,493
    Other                                                    10,732      6,442
                                                            -------    -------
                                                            $40,322    $15,157
                                                            -------    -------
                                                            -------    -------


8.  NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consist of the following:


                                                 MARCH 31,
                                             1997        1996
                                              (IN THOUSANDS)
         Notes payable                     $    -      $57,000
                                           --------    -------
                                           --------    -------
         Long term debt:
         Existing notes                    $200,000    $   -
         Old senior notes                       -       63,623
         Subordinared sellers notes           3,877      3,700
                                           --------    -------
         Total long-term debt              $203,877    $67,323
                                           --------    -------
                                           --------    -------

    a. EXISTING NOTES: On February 7, 1997, the Company completed the sale of $200,000,000 aggregate principal amount of its 11-3/4% Senior Notes due 2004 (the "Existing Notes"). Interest is payable semi-annually on August 15 and February 15. The Existing Notes may be redeemed at the option of the Company on or after February 15, 2002, initially at 103.358, declining to 101.679 on or after February 15, 2003, together with accrued interest. Under certain circumstances as defined in the indenture agreement (the "New Indenture"), the Existing Notes may be redeemed earlier at the option of the Company. These Existing Notes were issued in an offering not registered or required to be registered under the Securities Act of 1933 (the "Act"). On March 24, 1997, the Company filed a Registration Statement on Form S-4 in order to register New Notes under the provisions of the act, to be issued in exchange for the Existing Notes. The proceeds from the Existing Notes were used to repay the amounts outstanding under the Senior Secured
    Credit Facility (see below) and to redeem the Old Senior Notes.

    In connection with the sale of the Existing Notes, the Company transferred $17,500,000 to a newly-formed, single-purpose wholly-owned subsidiary, Renaissance Guarantor, Inc., a Delaware corporation ("RGI"), in exchange for a limited guarantee by RGI of the Company's obligations under the Existing Notes. RGI placed such amount into an escrow account (the "Escrow Account") which will be used to finance a portion of first four interest payments. The Existing Notes are general unsecured obligations of the Company except to the extent that they are collateralized by a first priority security interest in the Escrow Account. There are no sinking fund requirements relating to the Existing Notes.

    b. OLD SENIOR NOTES: On February 7, 1997, the Company completed its offer to purchase and purchased all of the outstanding $65,000,000 aggregate principal amount of the Old Senior Notes for $79,995,000 (including accrued interest). The Old Senior Notes were senior unsecured obligations of the Company at a stated interest rate of 13.75%. Interest was payable semi-annually beginning February 15, 1995 and due August 15, 2001. The Old Senior Notes were issued with an original discount of $711,000 and were further discounted as a result of an allocation of $910,000 to common stock warrants issued with the Notes. The effective interest rate on the Old Senior Notes was 14.33%.

    c. SUBORDINATED SELLER NOTES: The subordinated seller notes are subordinated promissory notes of the Company with an aggregate principal amount of $5,000,000 and accruing interest at 8% initially and escalating to 11% over an eight-year period with a balloon payment of principal and accrued interest on August 15, 2002. These notes were recorded at a discount of $1,500,000, yielding an effective interest rate of 14.48%.

    d. NEW REVOLVING CREDIT FACILITY: On March 12, 1997, the Company (through one of its domestic subsidiaries) entered into a senior secured revolving credit facility which expires on March 12, 2002 (the "New Revolving Credit Facility"). Under the New Revolving Credit Facility, the Company may borrow up to $75,000,000 based upon a borrowing base, consisting of a percentage of gross eligible accounts receivable and gross eligible inventories, less reserves, if any. Amounts borrowed under the New Revolving Credit Facility will bear interest at the option of the Company at either (I) the Index Rate (i.e. the higher of the prime rate or the overnight Federal funds rate plus 0.50%) plus 1.00% or (II) absent default, the LIBOR rate plus 2.25%. The interest rate is subject to adjustment, on a quarterly basis, based on the Company's interest coverage ratio during each fiscal quarter. The New Revolving Credit Facility provides for an annual facility fee of 0.00375%.

    Borrowings under the New Revolving Credit Facility will be guaranteed by the Company and all of its domestic and Canadian subsidiaries, and is secured by a first priority perfected security interest in all of the tangible and intangible assets of the Company and its domestic and Canadian subsidiaries, other than the Escrow Account. As of March 31, 1997, no borrowings were made on the New Revolving Credit Facility.

    e. OLD CREDIT FACILITY: The Company's Old Credit Facility was repaid on December 4, 1996. Such facility had provided for revolving credit in an aggregate principal amount of $40,000,000, and term loans in an aggregate principal amount of $30,000,000. Such loans bore interest at the bank base rate (8.25% at March 31, 1996) plus 3% until June 30, 1995, 3.5% thereafter until December 31, 1995, 4% thereafter until June 30, 1996 and 4.5% thereafter. The weighted average interest rates on the notes payable were 12.19% and 11.66% for the year ended March 31, 1996 and for the period from December 23, 1994 to March 31, 1995, respectively. Borrowings under the revolving credit portion were subject to a borrowing base availability consisting of eligible inventory and accounts receivable. The Old Credit Facility was collateralized by substantially all of the assets of the Company.

    f. SENIOR SECURED CREDIT FACILITY- On December 4, 1996, the Company, through one of its domestic subsidiaries, entered into a Senior Secured Credit Facility, pursuant to which the Company borrowed $117,500,000. The proceeds of such facility were used to (1) finance a portion of the MEM acquisition; (2) finance the P&G Brand Acquisition (3) to repay the outstanding indebtedness under the Old Credit Facility (4) and for general corporate purposes. The Senior Secured Credit Facility was repaid on February 7, 1997, from the proceeds of the Existing Notes.

    g. RESTRICTIVE COVENANTS: The New Revolving Credit Facility and the New Indenture contain provisions that restrict the operation of the Company. Such provisions restrict (1) certain mergers, acquisitions, or sales of the Company's assets or stock (2) cash dividends and other distributions to equity holders and to the Company (3) payments in respect of subordinated debt (4) transactions with affiliates and (5) indebtedness and liens. At March 31, 1997, the Company was not in compliance with
    certain covenants contained in the New Revolving Credit Facility.   On
    June 27, 1997, the Company and the Lender amended the agreement, thus eliminating any covenant violations.

9.  REDEEMABLE PREFERRED STOCKS

    a. REDEEMABLE PREFERRED STOCK-The Company issued for $10,000,000, 10,000 shares of cumulative exchangeable preferred stock (the "Redeemable Preferred Stock") with a par value of $.01 per share. The Redeemable Preferred Stock has an initial dividend of 10% per annum. Commencing August 16, 1999 the dividend rate changes to 15% per annum. Dividends are payable in cash, additional shares of redeemable preferred stock or any combination thereof, at the option of the Company, up to and including the August 15, 1997 dividend, and in cash thereafter. The effective dividend rate on the preferred stock is approximately 12.01%, resulting from an allocation of $350,000 to warrants issued with the preferred stock.

    The redeemable preferred stock must be redeemed on August 15, 2002 for $10,000,000, plus all accumulated and unpaid dividends. The redeemable preferred stock is exchangeable for Old Senior Notes under certain circumstances by the holders of the redeemable preferred stock on or after August 15, 1997.

    b. SENIOR REDEEMABLE PREFERRED STOCK, SERIES B- In August and September 1996, the Company completed a private placement of 115,000 shares of the Company's 14.0% Senior Redeemable Preferred Stock, Series B par value $0.01 per share (the "Series B Preferred Stock"), and 115,000 of warrants to purchase 341,550 shares of the Company's common stock. The proceeds from issuance of the Series B Preferred Stock were reduced by an allocation of $32,867,000 to the common stock warrants, and by the payment of approximately $7,451,000 of financing fees. The warrants are exercisable at any time and expire on August 15, 2001. These warrants have an exercise price of $.01 per share. On January 31, 1997, the Company filed Amendment No. 1 to the Company's Registration Statement on Form S-4 (the "Registration Statement") for its 14.0% Senior Redeemable Preferred Stock, Series C (the "Series C Preferred Stock"), filed on October 1, 1996. Pursuant to the terms of the Registration Rights Agreement for the Series B Preferred Stock, the annual dividend rate for the Series B Preferred Stock increased by 0.5% per annum on January 11, 1997, to 14.5% per annum and increased by an additional 0.25% per annum from March 11, 1997 through March 28, 1997 when the Registration Statement was declared effective. On March 12,

    1997, the dividend rate on the Series B Preferred Stock increased by an additional 0.5% per annum through April 28, 1997, which was the date that the outstanding shares of Series B Preferred Stock were exchanged for shares of Series C Preferred Stock.

    c. SERIES A PREFERRED STOCK- In May and June 1996, the Company issued $20,000,000 aggregate value of Series A Senior Redeemable Exchangeable Preferred Stock ("Series A Preferred Stock"). Such Series A Preferred Stock was retired on December 4, 1996, using the proceeds from the Senior Secured Credit Facility.

10.  CAPITAL STOCK

    a. SERIAL PREFERRED STOCK - The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock in one or more series. 40,000 shares have been designated as Redeemable Preferred Stock, and 350,000 shares have been designated as Series B Preferred Stock.

    b. STOCK OPTION PLAN - The 1994 Stock Option Plan was approved by the Company's Board of Directors and Stockholders in January 1995. At March 31, 1997, the Company had reserved 136,320 shares of Common Stock under the plan (of which 25,000 shares are subject to shareholder approval). The plan provides for incentive and non-qualified stock options for employees. All options have been granted at exercise prices at or above fair market value at the date of grant and vest ratably over a four year period. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Determining compensation cost for the Company's stock option plan based on the fair value at the grant date for awards during the years ended March 31, 1997 and 1996 consistent with the provisions of SFAS 123, would not have had a material effect on the Company's net loss and net loss per share.

    At March 31, 1997, 30,015 shares were available for future grants under the stock option plan.

The following table summarizes the activity of options in the stock option plan:

                                                    SHARES       EXERCISE PRICE

     Granted                                        75,181          $  37.17
     Canceled                                       (9,318)         $  37.17
                                                   -------

     Options oustanding, March 31, 1995             65,863

     Granted                                        23,877          $  37.17
     Canceled                                      (13,512)         $  37.17
                                                   -------

     Options oustanding, March 31, 1996             76,228          $  37.17

     Granted                                        40,736          $  55.52
     Canceled                                      (10,659)         $  37.17
                                                   -------

     Options oustanding, March 31, 1997            106,305          $  44.20
                                                   -------
                                                   -------

     Options exercisable, March 31, 1995                 -          $  37.17
                                                   -------
                                                   -------
     Options exercisable, March 31, 1996            14,832          $  37.17
                                                   -------
                                                   -------
     Options exercisable, March 31, 1997            25,571          $  37.17
                                                   -------
                                                   -------


     The following table summarizes information about the Company's stock options outstanding as of March 31, 1997.

                                                   OPTIONS OUTSTANDING
                                                   -------------------
                        OUTSTANDING      WEIGHTED AVERAGE              WEIGHTED AVERAGE
     EXERCISE PRICE     SHARES           REMAINING CONTRACTUAL LIFE    REMAINING EXERCISE PRICE

     $  37.17             94,305               2.42 years                     $  37.17
     $  96.23              7,000               3.92 years                     $  96.23
     $ 104.00              5,000               3.75 years                     $ 104.00
                         -------
     Total               106,305
                         -------
                         -------
                                                   OPTIONS EXERCISABLE
                                                   -------------------
                        OUTSTANDING      WEIGHTED AVERAGE              WEIGHTED AVERAGE
     EXERCISE PRICE     SHARES           REMAINING CONTRACTUAL LIFE    REMAINING EXERCISE PRICE

     $  37.17             25,571               2.10 years                     $  37.17

c. STOCK PURCHASE WARRANTS- In 1994, the Company issued 130,000 warrants in connection with its Old Senior Notes and 50,000 warrants in connection with its Redeemable Preferred Stock. Such warrants were detached in December 1994. The value allocated to the warrants aggregated $1,260,000. The warrants are exercisable and outstanding and expire on August 15, 2001. The exercise price of the warrants is $.01 per share. Additionally, in connection with the issuance of the Senior Redeemable Preferred Stock, the Company issued additional warrants.

11.  INCOME TAXES

     The Company records deferred tax liabilities and assets for estimated future tax consequences attributable to temporary differences. Such temporary differences exist when the tax basis differs from the financial reporting amount of assets or liabilities. A valuation allowance is recorded to reduce deferred tax assets to amounts, which, in management's judgment, are more likely than not to be realized.

     The income tax provision (benefit) is composed of the following:

                                                                    PERIOD FROM
                                                                     APRIL 15,
                                                                    (INCEPTION)
                                     YEAR ENDED      YEAR ENDED          TO
                                     MARCH 31,       MARCH 31,        MARCH 31,
                                       1997            1996             1995

     Current:
       Federal                        $    -          $  (279)          $(200)
       State                             269              412             252
       Foreign                         1,139            1,112              10
                                      ------          -------           -----
                                       1,408            1,245              62
                                      ------          -------          ------
     Deferred:
       Federal                             -                -            (175)
       State                               -             (100)             78
       Foreign                           (86)             160               -
                                      ------          -------           -----
                                         (86)              60             (97)
                                      ------          -------           -----
     Total income tax
      provision (benefit)             $1,322          $ 1,305           $ (35)
                                      ------          -------           -----
                                      ------          -------           -----

     There is no Federal tax liability as a result of Federal tax operating losses in the amount of approximately $59,571,000. Such losses expire in accordance with provisions of applicable tax law and expire beginning in 2006 as follows:

                                              EXPIRATION
                  AMOUNT                         DATE
          (dollars in thousands)
                 $     679                       2006
                     3,834                       2007
                     1,703                       2008
                       625                       2009
                     6,400                       2010
                    15,494                       2011
                    30,836                       2012

     The future utilization of the net operating loss carryforwards is subject to the provisions of Section 382 of the Internal Revenue Code in connection with changes in ownership. Net operating loss carryforwards of approximately $23,000,000 are subject to an annual Section 382 limitation of $5,600,000 and approximately $13,000,000 of net operating loss carryforwards are subject to an annual Section 382 limitation of $1,100,000.

     The following reconciles the income tax provision (benefit) computed at the Federal statutory income tax rate to the benefit recorded in the statement of operations:

                                                                               PERIOD FROM
                                                                                APRIL 15,
                                                                                  1994
                                                                               (INCEPTION)
                                                    YEAR ENDED    YEAR ENDED       TO
                                                     MARCH 31,     MARCH 31,    MARCH 31,
                                                       1997         1996          1995
                                                            (dollars in thousands)

     Federal benefit at statutory rate              $  (13,768)   $  (3,656)   $  (1,923)
     Limitation of utilization of tax benefits          14,328        5,166        1,528
     Benefit of carryback not previously recorded         -            (279)           -
     State income taxes                                    269          311          330
     Foreign income                                       (593)      (1,508)
     Foreign taxes                                       1,053        1,271           10
     Other                                                  33                        20
                                                    ----------    ---------    ---------
                                                    $    1,322    $   1,305    $     (35)
                                                    ----------    ---------    ---------
                                                    ----------    ---------    ---------

     The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                 MARCH 31,
                                                              1997        1996
                                                           (dollars in thousands)
     Current deferred income tax assets (liabilities):
        Allowance for sales returns                       $    4,962    $    2,195
      Inventory reserves                                       5,924           697
      Other non-deductible reserves                           13,567         1,997
      Royalties                                                1,302           867
      Other, net                                                  42            47
                                                          ----------    ----------
                                                              25,797         5,803
      Less valuation allowance                               (25,797)       (5,803)
                                                          ----------    ----------

                                                                   -             -
                                                          ----------    ----------

     Non-current deferred income tax assets (liabilities):                       -
      Depreciation                                            (1,967)       (1,092)
      Amortization of intangible assets                       (1,555)       (1,059)
      Federal net operating loss carryforwards                20,255         4,650
      State net operating loss carryforwards                   2,524         1,277
      Foreign tax credit carryforwards                         1,860           790

                                                              21,117         4,566

      Less valuation allowance                               (21,117)       (4,566)
                                                          ----------    ----------
                                                          $        -    $        -
                                                          ----------    ----------
                                                          ----------    ----------
      Deferred foreign tax liability                      $      158    $      141
                                                          ----------    ----------
                                                          ----------    ----------


     Foreign pretax income (loss) was $1,746,000, $4,447,000 and $(551,000) for the years ended March 31, 1997 and 1996 and for the period from April 15, 1994 (inception) to March 31, 1995.

12.  COMMITMENTS AND CONTINGENCIES

     a. LEASES - The Company leases certain warehouses, office facilities, and automobiles, under operating lease agreements, certain of which are subject to escalation, expiring at various dates.

     Future minimum lease payments under noncancelable operating leases as of March 31, 1997 are as follows:

                               YEAR ENDING
                                MARCH 31,                     AMOUNT
                                                      (dollars in thousands)
                                  1998                        $1,687
                                  1999                         1,290
                                  2000                         1,103
                                  2001                           998
                                  2002                           502
                               Thereafter                      1,174
                                                              ------
                                                              $6,754
                                                              ------
                                                              ------

     Rent expense associated with operating leases for the years ended March 31, 1997 and 1996 and for the period from April 15, 1994 (Inception) to March 31, 1995 was $2,007,000, $1,999,000 and $337,000, respectively.

b. ROYALTIES - Future minimum royalty payments at March 31, 1997, together with the present value of minimum royalty payments, are as follows:

                               YEAR ENDING
                                MARCH 31,                     AMOUNT
                                                      (dollars in thousands)
                                  1998                        $3,065
                                  1999                         1,423
                                  2000                         1,160
                                  2001                         2,555
                                  2002                           662

                                                                   -
                                                              ------
                Total minimum royalty payments                 8,865
                Less: Amounts representing interest            1,091
                                                              ------
                Present value of minimum royalty payments      7,774

                Current portion                                4,006
                                                              ------

                Long-term portion                             $3,768
                                                              ------
                                                              ------

     Royalty expense pursuant to minimum royalty agreements totaled $2,848,000, $1,931,000 and $1,489,000 for the years ended March 31, 1997 and 1996 and the period from April 15, 1994 (inception) to March 31, 1995, respectively.

c. EMPLOYMENT AGREEMENT WITH DR. BONOMA - As of August 6, 1996 the Company entered into an employment agreement with Dr. Thomas V. Bonoma, Chairman and Chief Executive Officer of the Company from inception through his untimely death on May 21, 1997. Pursuant to such agreement, Dr. Bonoma received a base salary of $500,000 per year and was eligible to receive an additional annual bonus of 100% of his annual salary if certain objectives were met. Upon Dr. Bonoma's death his estate is entitled to receive his unpaid salary through the date of his death and a bonus of 75% of his annual base salary pro rated for the part of the year to the date of his death.

d. OTHER EMPLOYEE STOCK OPTIONS - Dr. Bonoma had been granted stock options whereby he had the right to acquire a total of 93,182 shares of common stock of the Company. The earliest date on which these options can become exercisable generally is August 18, 1997, based on the value of the Company's equity reaching certain thresholds; however, the valuation date is accelerated prior to that date (and if the thresholds are reached the options become exercisable) upon a sale or merger of the Company or a public offering of the Company's common Stock. Notwithstanding whether the earnings of the Company meet any of the tests enunciated in the stock option agreement, Dr. Bonoma's estate will be entitled to exercise these options commencing on August 18, 2000. The above stock options had been authorized by the Board of Directors and granted outside of the Company's stock option plan. The exercise price for each purchasable share under this stock option is $37.17237.

e. TERMINATED PENSION PLAN - On February 7, 1997, the Company closed the Northvale, New Jersey and Boucherville, Quebec facilities of MEM and Tom Fields Ltd. (a division of MEM) and terminated substantially all of the employees working at such facilities. The union employees in the Northvale facilities had been covered by a collective bargaining arrangement which included participation in the local union pension fund (the "Fund"). Closure of such plants and termination of the employees triggered an automatic withdrawal from the Fund. In connection with such withdrawal the Company will incur an ERISA withdrawal liability, which has been estimated by the Fund's actuary at approximately $3,800,000. The actual payments may be made either in a lump-sum, or in equal quarterly installments over a period not to exceed twenty years, as calculated under a statutory formula. The Fund's actuary has not completed the final calculations to determine the actual quarterly payment amount. The Fund's actuary also informed the Company that for several years the Fund has not received the minimum annual level of contributions required by ERISA. The Fund is in the process of seeking to obtain certain waivers under ERISA and the Internal Revenue Code so that the participating employers will not have to pay any penalties for the Fund's failure to receive such minimum levels of contributions. The Fund's actuary has estimated the Company's liability, if such waivers are not obtained, to be approximately $1,100,000. Furthermore, the Company's ERISA withdrawal liability may be recalculated if the Fund terminates within three years of the Company's withdrawal, which may significantly increase the amount of the liability. The amount of the additional ERISA withdrawal liability in the event of the Fund's termination cannot be estimated at this time. A liability of $4,900,000 has been recorded as a liability purchased in conjunction with the MEM acquisition.

13.  LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit where the plaintiff alleges defamation and interference with business relationships, and is seeking $7,000,000 in damages. The Company intends to vigorously defend this lawsuit and believes it has substantial and meritorious defenses. Management believes that the outcome of this litigation will not have a material effect on the results of operations or financial condition of the Company. Additionally, MEM had been a defendant in a lawsuit which had been settled for $25,000.

14.  RETIREMENT PROGRAMS

     In May 1995, the Company established a 401(k) Pension Plan for all U.S. employees, with the exception of Dana union members for which the Company maintains a separate 401(k) plan. The Plan covering Dana non-union members was merged into the new Company Plan. The Plans are available to all employees who have been employed continuously for at least six months. The participants contribution ceiling is 20% of their annual compensation, as defined, and a matching contribution is provided by the Company at 50% of the first 6% of the participants' salary for the non-union members and 12 1/2% of the first 6% of the participants' salary for the union plan. The participants become fully vested after four years of service. The contributions made by the Company during the year ended March 31, 1997 and 1996 and the three months ended March 31, 1995 (for the Dana Plans) were $393,000, $166,000 and $12,000, respectively. Certain of the administrative expenses are paid by the Company, the Plans' sponsor.

     MEM Company had a defined benefit pension plan covering substantially all of its non-union employees. The plan had been terminated prior to the acquisition. The plan is being settled during fiscal 1997. The impact of such settlement on the financial statements of the Company is not material.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data and to develop the estimates of fair value. Accordingly the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying values of cash and cash equivalents, accounts receivable and current liabilities approximate fair value because of the short-term maturities of those instruments. The fair values of the Company's Existing Notes, Old Senior Notes and Series B Preferred Stock and outstanding warrants, are estimated based upon quoted market prices. The fair values of the subordinated sellers notes and the Redeemable Preferred Stock are estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. At March 31, 1996, the fair value of the Old Credit Facility approximated cost.

                                                   1997                           1996
                                       Fair Value   Carrying Amount   Fair Value   Carrying Amount
                                                          (dollars in thousands)
     Cash & Cash Equivalents                719             719          1,432           1,432
     Marketable Securities               22,799          22,799            174             174
     Accounts Receivable                 48,837          48,837         34,557          34,557
     Accounts Payable                    21,612          21,612         19,463          19,463
     Accrued Expenses                    40,322          40,322         15,157          15,157
     Old Credit Facility                      -               -         57,000          57,000
     Existing Notes                     201,000         200,000              -               -
     Old Senior Notes                         -               -         65,000          63,623
     Subordinated Seller Notes            4,353           3,877          4,617           3,700
     Redeemable Preferred Stock          11,539          13,167         10,907          11,698
     Senior Redeemable Preferred Stock   94,037          86,660              -               -
     Warrants issued in 1994             17,321           1,260          6,691           1,260
     Warrants issued in 1996             32,867          32,867              -               -

16.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

     Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion throughout the United States. The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The Company does, however, perform ongoing credit evaluations of its customers' financial condition.

     The Company sells a significant portion of its products through third-party drug store and discount retailers and as a result, maintains individually significant accounts receivable balances with major retailers. If the financial condition and operation of these retailers deteriorate below critical levels, the Company's operating results could be adversely affected. An allowance for doubtful accounts and sales returns is maintained at a level which management believes is sufficient to cover potential credit losses. The ten largest accounts receivable balances collectively represented 66% and 54% of total accounts receivable at March 31, 1997 and 1996, respectively. Sales to the top ten customers represented 46%, 50% and 46% of gross revenues during the years ended
     March 31, 1997 and 1996 and the period April 15, 1994 (Inception) to
     March 31, 1995. One customer accounted for 12% of the Company's gross revenues for the year ended March 31, 1997. No single customer accounted for greater than 10% of the Company's gross revenues for the year ended 1996 or for the period April 15, 1994 (inception) to March 31, 1995.

17.  RELATED PARTIES

     Pursuant to a management agreement, the Company pays management fees to Kidd, Kamm & Company ("Kidd Kamm"), a related party, subject to certain operating and financial ratios being met, and subject to certain restrictions in the Company's Indenture relating to the New Senior Notes. During the years ended March 31, 1997 and 1996 and the period April 15, 1994 (Inception) to March 31, 1995, the Company paid $-0-, $-0-, and $225,000, respectively, in management fees to Kidd Kamm. In connection with the closing of the Cosmar acquisition, the Company paid a fee of $675,000 to Kidd Kamm. In connection with the closing of the Existing Notes, the Company paid a fee of $1,350,000 to Kidd Kamm which was reflected as deferred financing costs.

     In December 1995, the holders of the subordinated sellers notes sold such notes to a third party who is a holder of a substantial portion of the Company's redeemable preferred stock (the "Holder"). In a related transaction, the Company signed an agreement with the Holder, whereby in exchange for $225,000, the Company agreed not to pursue any claims against the Holder relating to the acquisition of Cosmar. All other terms and provisions of the sellers' note remained the same.

18. INFORMATION CONCERNING FINANCIAL REPORTING FOR SEGMENTS AND OPERATIONS IN GEOGRAPHIC AREAS

     The Company is engaged in two main businesses, the manufacturing and marketing of fragrances and associated products and the manufacturing and marketing of cosmetic products.

     Year ended March 31, 1997:

                                          FRAGRANCES  COSMETIC   CORPORATE  ELIMINATIONS   CONSOLIDATED

         Sales to unaffiliated customers   $110,662   $ 63,950   $      -      $     -       $174,612
         Intercompany sales                   2,536        322          -       (2,858)             -
                                           --------   --------   --------      -------       --------
            Net Sales                      $113,198   $ 64,272                 $(2,858)      $174,612
                                           --------   --------                 -------       --------
                                           --------   --------                 -------       --------

     Operating income (loss)               $  5,360   $  9,803   $(10,639)     $     -       $  4,524
                                           --------   --------   --------      -------       --------
                                           --------   --------   --------      -------       --------

     Identifiable assets                   $217,077   $108,229   $ 36,077      $     -       $361,383
                                           --------   --------   --------      -------       --------
                                           --------   --------   --------      -------       --------

     Depreciation and amortization         $  9,307   $  4,841   $    561      $     -       $ 14,709
                                           --------   --------   --------      -------       --------
                                           --------   --------   --------      -------       --------

     Capital expenditures                  $  6,715   $  2,141   $    474      $     -       $  9,330
                                           --------   --------   --------      -------       --------
                                           --------   --------   --------      -------       --------


     Year ended March 31, 1996:

                                          FRAGRANCES  COSMETIC   CORPORATE  CONSOLIDATED

     Net sales (A)                         $ 83,153   $ 48,133   $      -      $131,286
                                           --------   --------   --------      --------
                                           --------   --------   --------      --------

     Operating income (loss)               $  7,609   $  9,160   $ (8,318)     $  8,451
                                           --------   --------   --------      --------
                                           --------   --------   --------      --------

     Identifiable assets                   $ 90,709   $ 83,074   $ 10,836      $184,619
                                           --------   --------   --------      --------
                                           --------   --------   --------      --------

     Depreciation and amortization         $  4,535   $  3,305   $    211      $  8,051
                                           --------   --------   --------      --------
                                           --------   --------   --------      --------

     Capital expenditures                  $  4,339   $  1,942   $  1,885      $  8,166
                                           --------   --------   --------      --------
                                           --------   --------   --------      --------

Period April 15, 1994 (Inception) to March 31, 1995:

                           FRAGRANCES       COSMETIC         CORPORATE   CONSOLIDATED

Net Sales (A)              $  33,602        $  24,112        $       -    $  57,714
                           ---------        ---------        ---------    ---------
                           ---------        ---------        ---------    ---------

Operating income (loss)    $   2,890        $   4,387        $  (4,533)   $   2,744
                           ---------        ---------        ---------    ---------
                           ---------        ---------        ---------    ---------

Identifiable assets        $  71,092        $  74,731        $  16,430    $ 162,253
                           ---------        ---------        ---------    ---------
                           ---------        ---------        ---------    ---------

Depreciation and
  amortization             $     878        $   1,954        $       -    $   2,832
                           ---------        ---------        ---------    ---------
                           ---------        ---------        ---------    ---------

Capital expenditures       $      33        $     478        $     118    $     629
                           ---------        ---------        ---------    ---------
                           ---------        ---------        ---------    ---------

  (A) There were no material intersegment sales during the year ended March 31, 1996 and the period from April 15, 1994 (Inception) to March 31, 1995.

      Information related to the Company's operations in different geographic areas is shown below:

Year ended March 31, 1997:

                                     UNITED                 LATIN     EUROPE, AFRICA
                                     STATES     CANADA     AMERICA   AND THE FAR EAST     ELIMINATIONS    CONSOLIDATED

Sales to Unaffiliated Customers    $ 139,174  $   10,609  $  17,888     $   6,941          $      -         $ 174,612
  Intercompany Sales                   2,236         591          -            31            (2,858)                -
                                   ---------  ----------  ---------     ---------          ---------        ---------
Net sales                          $ 141,410  $   11,200  $  17,888     $   6,972          $ (2,858)        $ 174,612
                                   ---------  ----------  ---------     ---------          ---------        ---------
                                   ---------  ----------  ---------     ---------          ---------        ---------

Net income (loss)                  $ (42,428) $      192  $   1,600     $  (1,182)                          $ (41,818)
                                   ---------  ----------  ---------     ---------                           ---------
                                   ---------  ----------  ---------     ---------                           ---------

Identifiable assets                $ 306,186  $   15,759  $  10,600     $  28,838                           $ 361,383
                                   ---------  ----------  ---------     ---------                           ---------
                                   ---------  ----------  ---------     ---------                           ---------


Year ended March 31, 1996:

                                     UNITED                       LATIN          EUROPE, AFRICA
                                     STATES       CANADA         AMERICA        AND THE FAR EAST     CONSOLIDATED

Net sales (A)                      $ 115,300     $   8,026      $   4,825           $  3,135           $ 131,286
                                   ---------     ---------      ---------           --------           ---------
                                   ---------     ---------      ---------           --------           ---------
Net income (loss)                  $ (15,333)    $     260      $   1,436           $  1,580           $ (12,057)
                                   ---------     ---------      ---------           --------           ---------
                                   ---------     ---------      ---------           --------           ---------
Identifiable assets                $ 156,951     $   9,675      $   7,107           $ 10,886           $ 184,619
                                   ---------     ---------      ---------           --------           ---------
                                   ---------     ---------      ---------           --------           ---------

     Period April 15, 1994 (Inception) to March 31, 1995:

                      UNITED              LATIN    EUROPE, AFRICA
                      STATES    CANADA   AMERICA  AND THE FAR EAST  CONSOLIDATED

Net sales(A)         $56,153    $ 633    $  385        $  543         $ 57,714
                     ========   =====    ======        ======         ========
Net income (loss)    $(5,146)   $(277)   $ (186)       $  150         $ (5,459)
                     ========   =====    ======        ======         ========
Identifiable assets  $155,389   $ 609    $1,892        $4,363         $162,253
                     ========   =====    ======        ======         ========

(A) There were no material Intercompany sales between geographic areas during the year ended March 31, 1996 and the period from April 15, 1994 (Inception) to March 31, 1995.

19.  EXTRAORDINARY ITEM

     During the fourth quarter of Fiscal 1996, the Company recorded an extraordinary loss of $22,438,000, or $28.76 per share, relating to the early extinguishment of debt. The loss was composed of the redemption premiums on the Old Senior Notes of $10,725,000, the write-off of deferred financing fees relating to the debt that was extinguished of $10,489,000, and the write-off of the remaining unamortized discount on the Old Senior Notes of $1,224,000. No tax benefit was recognized for the extraordinary item.

20.  SUBSEQUENT EVENTS

     a. On April 28, 1997, the Company exchanged shares of Senior Redeemable Preferred Stock, Series C for all of the issued and outstanding shares of Senior Redeemable Preferred Stock, Series B. Effective April 29, 1997, the dividend rate on the Series C Preferred Stock became 14.0%.

     b. On May 8, 1997 the Company's Registration Statement on Form S-4 became effective. On June 8, 1997, the Company completed the exchange of all of its outstanding principal amount of Existing Notes for a like amount of its 11 3/4% Senior Notes due 2004, which were registered under the Act (the "New Notes").

     c. On May 9, 1997, the Company invested approximately $580,000 in a joint venture partnership in order to manufacture and market cosmetic and fragrance products in the People's Republic of China. Such investment was the first payment pursuant to an agreement dated March 31, 1997.

     d. On May 21, 1997, Dr. Bonoma, Former Chairman and Chief Executive Officer of the Company died suddenly. The Company is the beneficiary on a key-man life insurance policy equaling $5,000,000

                                    ******

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------

COLUMN A                             COLUMN B   COLUMN C     COLUMN D       COLUMN E     COLUMN F
                                                     ADDITIONS
                                                -----------------------
                                                 CHARGED      CHARGED
                                    BALANCE AT  TO PROFIT     TO OTHER                   BALANCE
                                    BEGINNING    AND LOSS     ACCOUNTS      DEDUCTIONS    AT END
                                    OF PERIOD    OR INCOME  (DESCRIBE)(1) (DESCRIBE)(2)  OF PERIOD
Year ended March 31, 1997
Accounts receivable allowances(A)     $4,154      $33,706                    $31,485      $6,375
                                      ======      =======                    =======      ======
Inventory reserves                    $1,540      $ 2,033      $             $   854      $2,719
                                      ======      =======      ======        =======      ======
Year ended March 31, 1996
Accounts receivable allowances(A)     $1,775       21,208        --           18,829      $4,154
                                      ======      =======      ======        =======      ======
Inventory reserves                    $3,449      $     5      $             $ 1,914      $1,540
                                      ======      =======      ======        =======      ======
Period from April 15, 1994
 (inception) to March 31, 1995
Accounts receivable Allowances(A)     $   -       $ 6,478      $   49        $4,752       $1,775
                                      ======      =======      ======        =======      ======
Inventory reserves                    $           $    23      $3,426(3)     $            $3,449
                                      ======      =======      ======        =======      ======

(A) Represents allowances for sales returns, doubtful accounts and discounts.
(1) Represents translation adjusments.
(2) Represents write-offs applied against reserve balances
(3) Represents reserves created at dates of acquisitions of companies.