Form 10-Q
period 1997-06-30
RENAISSANCE COSMETICS INC /DE/
filed 1997-08-14
CIK 933747

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 1997

                    Commission file number:  33-87280

                        RENAISSANCE COSMETICS, INC.
         (Exact name of registrant as specified in its charter)

                    DELAWARE                       06-1396287
           (State or other jurisdiction of      (I.R.S. employer
           incorporation or organization)      identification no.)

                 635 MADISON AVENUE
                 NEW YORK, NEW YORK                  10022
      (Address of principal executive offices)     (Zip Code)


                            (212) 751-3700
       (Registrant's telephone number, including area code).

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No (_)

        As of June 30, 1997, there were outstanding 825,086 shares of the registrant's common stock, $.01 par value per share.

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  1

     Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . .  3
               Consolidated Balance Sheets as of June 30, 1997
                    (unaudited) and March 31, 1997  . . . . . . . . . . . . .  3
               Consolidated Statements of Operations for the
                    three months ended June 30, 1997
                    (unaudited) and 1996 (unaudited) (as restated)  . . . . .  4
               Consolidated Statements of Cash Flows for the three months ended June 30, 1997 (unaudited)
                    and 1996 (unaudited) (as restated)  . . . . . . . . . . .  5
               Notes to Unaudited Consolidated Financial Statements . . . . .  6

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations . . . . . .  8

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 13

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 13

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 13

                  SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q and any documents incorporated herein by reference constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy, including the ability to integrate recently acquired businesses into the Company; the ability of the Company to obtain financing for future acquisitions, including obtaining required approvals from its existing lenders for such acquisitions; changes in the retail industry generally and the fragrance and nail care industries specifically; changes in consumer preferences; competition; availability of key personnel; foreign currency exchange rates; industry capacity; development and operating costs; advertising and promotional efforts; brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, governmental regulations (especially environmental laws and regulations); and other factors referenced in this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     Information called for by this item is set forth in the financial statements contained on the immediately following six pages.

                  RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                   PAGE
ITEM 1.   FINANCIAL STATEMENTS:

     Consolidated Balance Sheets  . . . . . . . . . . . . . . . . .   3

     Consolidated Statements of Operations  . . . . . . . . . . . .   4

     Consolidated Statements of Cash Flows  . . . . . . . . . . . .   5

     Notes to Consolidated Financial Statements . . . . . . . . . .   6

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND MARCH 31, 1997
(IN THOUSANDS EXCEPT SHARE DATA) (UNAUDITED)
------------------------------------------------------------------------------

ASSETS                                                    JUNE 30, 1997   MARCH 31, 1997
CURRENT ASSETS:
  Cash and cash equivalents                                $  15,520        $     719
  Marketable securities                                       17,903           22,799
  Accounts receivable - net                                   43,170           48,837
  Inventories                                                 61,786           55,554
  Prepaid expenses and other current assets                   11,129            7,827
                                                          ----------       ----------
           Total current assets                              149,508          135,736

PROPERTY, PLANT AND EQUIPMENT - Net                           27,924           26,581

DEFERRED FINANCING COSTS - Net                                12,304           12,748

OTHER ASSETS - Net                                            12,615           12,141

INTANGIBLE ASSETS - Net                                      172,843          174,177
                                                          ----------       ----------

TOTAL ASSETS                                               $ 375,194        $ 361,383
                                                          ----------       ----------
                                                          ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $  16,867        $  21,612
  Accrued expenses                                            43,119           40,322
                                                          ----------       ----------

           Total current liabilities                          59,986           61,934
                                                          ----------       ----------

LONG-TERM LIABILITIES:
  Long-term debt                                             223,926          203,877
  Minimum royalty obligation                                   3,693            3,768
  Deferred tax liability                                         158              158
                                                          ----------       ----------
           Total long-term liabilities                       227,777          207,803
                                                          ----------       ----------
TOTAL LIABILITIES                                            287,763          269,737
                                                          ----------       ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                357                -

SENIOR REDEEMABLE PREFERRED STOCK                             91,299           86,660

REDEEMABLE PREFERRED STOCK:                                   13,563           13,167

COMMON STOCKHOLDERS' DEFICIT :
  Common stock                                                     8                8
  Notes receivable from sale of common stock                    (518)            (518)
  Additional paid-in capital                                  69,403           69,403
  Treasury stock, at cost                                       (210)            (210)
  Deficit                                                    (84,919)         (75,450)
  Cumulative translation adjustment                           (1,552)          (1,414)
                                                          ----------       ----------
                                                                                    -
           Total common stockholders' deficit                (17,788)          (8,181)
                                                          ----------       ----------
                                                                                    -
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 375,194        $ 361,383
                                                          ----------       ----------
                                                          ----------       ----------

See notes to unaudited consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AMOUNTS) (UNAUDITED)
-------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED JUNE 30,
                                                         1997             1996
                                                                     (As Restated)
NET SALES                                             $  40,885        $  30,202

COST OF GOODS SOLD                                       16,776           11,429
                                                      ---------        ---------

GROSS PROFIT                                             24,109           18,773
                                                      ---------        ---------
OPERATING EXPENSES:
  Selling                                                14,898           11,159
  General and administrative                              7,396            5,888
  Amortization of intangible and other assets             2,756            1,368
                                                      ---------        ---------

           Total operating expenses                      25,050           18,415
                                                      ---------        ---------

OPERATING INCOME (LOSS)                                    (941)             358

OTHER EXPENSE (INCOME):
  Interest expense                                        7,002            5,201
  Other income                                           (3,363)               -
  Interest income                                          (352)            (170)
                                                      ---------        ---------
          Total other expense-net                         3,287            5,031

LOSS BEFORE INCOME TAX PROVISION                         (4,228)          (4,673)

INCOME TAX PROVISION (BENEFIT)                              205             (156)
                                                      ---------        ---------

NET LOSS                                                 (4,433)          (4,517)

PREFERRED STOCK DIVIDENDS                                 5,036              488
                                                      ---------        ---------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $  (9,469)       $  (5,005)
                                                      ---------        ---------
                                                      ---------        ---------

NET LOSS PER COMMON SHARE                             $  (11.48)       $   (6.94)
                                                      ---------        ---------
                                                      ---------        ---------

WEIGHTED AVERAGE SHARES OUTSTANDING                     825,086          721,168
                                                      ---------        ---------
                                                      ---------        ---------

See notes to unaudited consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                            1997         1996
                                                                                     (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $  (4,433)    $ (4,517)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation                                                             1,512          869
    Amortization of intangible assets                                        1,889          808
    Amortization of minimum royalty and other assets                           867          618
    Amortization of deferred financing costs                                   504          726
    Other non-cash interest                                                    288          315
  Changes in operating assets and liabilities:
    Accounts receivable                                                      5,667        6,251
    Inventories                                                             (6,232)       (2,423)
    Prepaid expenses, other current assets and other assets                 (3,852)       (7,745)
    Accounts payable                                                        (4,746)       (5,850)
    Accrued expenses                                                         2,483        (1,613)
    Other                                                                     (138)         (745)
                                                                         ---------     ---------
           Net cash used in operating activities                            (6,191)      (13,306)
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in joint venture                                               (1,093)           -
  Sale of marketable securities                                              5,000           95
  Capital expenditures                                                      (2,855)         (792)
                                                                         ---------     ---------
           Net cash provided by (used in) investing activities               1,052          (697)
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on New Revolving Credit Facility                           20,000             -
  Net Proceeds from notes payable                                                -         2,000
  Payment of minimum royalty obligation                                          -          (185)
  Issuance of Series A Preferred Stock                                           -        18,955
  Payment of deferred financing costs                                          (60)         (627)
                                                                         ---------     ---------
           Net cash provided by financing activities                        19,940       20,143
                                                                         ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   14,801        6,140

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 719        1,432
                                                                         ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  15,520     $  7,572
                                                                         ---------     ---------
                                                                         ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                             $     144     $  1,807
                                                                         ---------     ---------
                                                                         ---------     ---------
    Income taxes                                                         $     540     $     27
                                                                         ---------     ---------
                                                                         ---------     ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  TRANSACTIONS:
   Accrued dividends and accretion on redeemable preferred stocks        $   5,036     $    488

See notes to unaudited consolidated financial statements.

                     RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          1.     BASIS OF PRESENTATION

          The consolidated financial statements of Renaissance Cosmetics, Inc. (the "Company") have been prepared by the Company and are unaudited and include the accounts of the Company and its wholly-owned subsidiaries from the respective dates of their acquisitions. All significant intercompany activity has been eliminated. The results of operations for the three months ended
June 30, 1997, are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

          In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 filed with the Securities and Exchange Commission (the "1996 Form 10-K").

          In January 1997, the Company restated its previously reported results of operations for the three months ended June 30, 1996. Additionally, certain reclassifications were made to the financial statements for the three months ended June 30, 1996 to conform to the current year's presentation.

          2.     INVENTORIES

          The components of inventories are as follows:

  (IN THOUSANDS)                          JUNE 30,           MARCH 31,
                                            1997               1997
                                        ------------     ---------------

 Raw materials and advertising supplies   $31,626            $30,453
 Work in process                            2,599              2,413
 Finished goods                            27,561             22,688

                                        ------------     ---------------
                                          $61,786            $55,554
                                        ------------     ---------------
                                        ------------     ---------------

          The above components are shown net of excess and obsolete inventory reserves of $2,989,000 and $2,719,000 at June 30, 1997 and March 31, 1997,
respectively. At June 30, 1997 and March 31, 1997, approximately 63.9% and 61.8%, respectively, of the Company's inventories are stated at the lower of LIFO cost or market. The excess of current replacement cost over the stated LIFO value was $0 at June 30, 1997 and March 31, 1997, respectively.

          3. OTHER INCOME

          On May 21, 1997, Dr. Thomas V. Bonoma, the late Chairman and Chief Executive Officer of the Company, died suddenly. Other income was $3,363,000 for the three months ended June 30, 1997. This income consisted of the proceeds from a key man life insurance policy, on which the Company was the beneficiary, net of incremental expenses incurred by the Company relating to Dr. Bonoma's death.

          4. EQUITY AND DEBT FINANCING TRANSACTIONS

          On April 28, 1997, the Company's offer to exchange the outstanding shares of Senior Redeemable Preferred Stock, Series B ("Series B Preferred Stock") for a like number of shares of Senior Redeemable Preferred Stock, Series C ("Series C Preferred Stock"), with substantially the same terms, was closed. After the exchange closed, there were 775 shares of Series B Preferred Stock outstanding and 126,916 shares of Series C Preferred Stock outstanding. The shares of Series B Preferred Stock and Series C Preferred Stock are together referred to as Senior Redeemable Preferred Stock on the Consolidated Balance Sheets at June 30, 1997 and March 31, 1997 in Item 1 hereof.

          On June 8, 1997, the Company completed the exchange of all of the outstanding principal amount of 11 3/4% Senior Notes, due 2004, issued pursuant to the Indenture dated February 7, 1997, for a like principal amount of its 11 3/4% Senior Notes, due 2004, which were registered under the Securities Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's fiscal year ending March 31, 1998, is referred to herein as "Fiscal 1997." The Company's fiscal year ended March 31, 1997, is referred to herein as "Fiscal 1996."

     This discussion and analysis relates to the consolidated results of operations of Renaissance Cosmetics, Inc. (the "Company"), which includes the Company's major operating divisions (the "Fragrance Division," the "Cosmetics Division" and the "International Division," which includes both fragrance and cosmetics sales), resulting from the acquisitions that have been consummated by the Company from the date of such acquisitions. Each of such acquisitions is discussed in greater detail in Item 1 and Item 7 of the Company's Fiscal 1996 Form 10-K.

OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996 (AS RESTATED)

     NET SALES.  The Company's net sales were as follows (in 000s):

                                                       THREE MONTHS
                                                      ENDED JUNE 30,
                                        1997                              1996
                            -------------------------------  ------------------------------
       DIVISION               NET SALES       % OF TOTAL        NET SALES      % OF TOTAL
     ------------           -------------  ----------------  --------------  --------------
     Fragrance                  $16,044          39.2%           $10,477          34.7%
     Cosmetics                   14,664          35.9%            11,751          38.9%
     International               10,177          24.9%             7,974          26.4%
     ------------           -------------  ----------------  --------------  --------------
     Total                      $40,885         100.0%           $30,202         100.0%

     Total net sales increased by 35.4% to $40,885,000.

     Fragrance Division net sales increased 53.1% to $16,044,000. The increase was due principally to net sales of brands acquired in the MEM and P&G Brands Acquisitions. Sales of MEM and P&G Brands were $5,610,000 during the quarter ended June 30, 1997. Such growth in sales of acquired brands is consistent with the Company's overall strategy of reinvigorating brand equities.

     Cosmetics Division net sales increased 24.8% to $14,664,000. This increase is primarily attributable to net sales of acquired brands, including the Nat Robbins brand acquired in the GAC Acquisition and new product releases (Nail Fetish). Net sales of Nat Robbins products during the first quarter of Fiscal 1997 were $4,014,000. This growth in the sales of Nat Robbins products at the expense of certain base brands is consistent with the Company's strategy of expanding the number of existing doors for Nat Robbins products.

     International Division net sales increased 27.6% to $10,177,000. The increase was principally attributable to foreign sales of the P&G Brands.
Net sales in the United Kingdom (excluding close-out sales) and sales of P&G Brands in the rest of the world for the three months ended June 30, 1997 were $2,219,000. These increases were offset by decreases in export sales and lower than expected sales in Brazil due to delays in new product launches.

     GROSS PROFIT.   The Company's gross profit was as follows (in 000s):

                                                       THREE MONTHS
                                                      ENDED JUNE 30,
                                        1997                            1996
                            -------------------------------  ------------------------------
       DIVISION             GROSS PROFIT    % OF NET SALES   GROSS PROFIT    % OF NET SALES
     ------------           ------------  ----------------   ------------  ----------------
     Fragrance                $ 9,605         59.9%             $ 7,103          67.8%
     Cosmetics                  8,736         59.6%               6,864          58.4%
     International              5,768         56.7%               4,806          60.3%
     ------------           -------------  ----------------  --------------  --------------
     Total                    $24,109         59.0%             $18,773          62.2%

     Fragrance Division gross profit margin declined to 59.9% from 67.8% due to changes in product mix. Included in the gross margin is gross profit from close-out sales which yield a gross margin of approximately 17%. Additionally, sales of the Tinkerbell (children's cosmetics) products acquired in the MEM Acquisition generated an overall gross margin of 46%. Gross margin on regular fragrance products sold through normal channels improved to 69.2%, reflecting some of the savings from consolidating operations in the Company's Mountaintop, Pennsylvania facility.

     Cosmetics Division gross profit margin remained relatively stable at 59.6% compared to 58.4% during the comparable period in the prior year. The increase reflects the changes in product mix mentioned above.

     International Division gross profit margin declined from 60.3% to 56.7%, reflecting changes in product mix, including the lower gross margins on close-out sales in the United Kingdom.

     SELLING EXPENSES. The Company's selling expenses in the first quarter of Fiscal 1997 and the first quarter of Fiscal 1996 were $14,898,000 (36.4% of Net Sales) and $11,159,000 (36.9% of Net Sales), respectively. The increase in selling expenses in whole dollars reflects additional investments in advertising and promotional programs by the Fragrance and Cosmetics Divisions in order to support key brands. The decrease in selling expenses as a percentage of sales is attributable to increased sales as well as the decline in advertising and promotional expenses at the International Division due to delays in new product launches.

     GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses in the first quarter of Fiscal 1997 and the first quarter of Fiscal 1996 were $7,396,000 (18.1% of Net Sales) and $5,888,000 (19.5% of Net Sales), respectively. The increase in general and administrative expenses was attributable in part to the additional personnel added throughout Fiscal 1996 and the additional fixed costs necessary to run a larger organization. The decrease in general and administrative expenses as a percentage of sales reflects the synergies of consolidated operations.

     AMORTIZATION OF INTANGIBLES AND OTHER ASSETS. Amortization of intangibles and other assets was $2,756,000 (6.7% of Net Sales) in the first quarter of Fiscal 1997 and $1,368,000 (4.5% of Net Sales) in the first quarter of Fiscal 1996. This increase is due to an increase in intangible assets resulting principally from the GAC, MEM and P&G Brands Acquisitions.

     OPERATING INCOME (LOSS). Operating income (loss) was $(941,000) (2.3% of Net Sales) for the first quarter of Fiscal 1997 and $358,000 (1.2% of Net Sales) for the first quarter of Fiscal 1996. Management believes that, as an additional measurement, earnings before interest, taxes, depreciation and amortization ("EBITDA") is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity. The computation of EBITDA is set forth in the table below (in 000s):

                                        THREE MONTHS ENDED
                                             JUNE 30,
                                         1997         1996
                                       ----------  ---------

  Operating Income                     $ (941)       $  358
  Plus:  Amortization                    2,756        1,368
  Plus:  Depreciation                    1,512          869
                                       ----------  ---------
  EBITDA                                $3,327       $2,595
  EBITDA % of Net Sales                   8.1%         8.6%

     INTEREST EXPENSE. The Company's total interest expense was $7,002,000 for the first quarter of Fiscal 1997 and $5,201,000 for the first quarter of Fiscal 1996, while cash interest for the periods was $6,210,000 and $4,152,000, respectively. Interest expense consisted of the following (in 000s):

                                             THREE MONTHS ENDED
                                                  JUNE 30,
  CASH INTEREST PAID OR ACCRUED                1997         1996
  -------------------------------------     ---------    ---------

  Interest on Old Senior Notes                $   --      $2,234
  Interest on Old and New Notes                5,875          --
  Interest on Seller Notes (payable in
    2002)                                        116         108
  Interest on Old Credit Facility                 --       1,791
  Interest on New Revolving Credit
    Facility                                     131          --
  Other Interest                                  88          19
                                            ---------    ---------
  Total Cash Interest Expense                 $6,210      $4,152

  NON-CASH INTEREST EXPENSE
  -------------------------------------     ---------    ---------
  Accretion of Old Senior Notes and
    Seller Notes                              $   49      $   81
  Amortization of Deferred Financing
    Costs                                        504         726
  Accretion of Interest on Obligations
    for Minimum Royalty Payment                  239         242
                                            ---------    ---------
  Total Non-Cash Interest Expense             $  792      $1,049
  Total Interest Expense                      $7,002      $5,201

     OTHER INCOME. Other income was $3,363,000 for the first quarter of Fiscal 1997. This income consisted of the proceeds from a key man life insurance policy covering the late Chairman, Dr. Thomas V. Bonoma, on which the Company was the beneficiary, net of incremental expenses incurred by the Company relating to Dr. Bonoma's death.

     INCOME TAX PROVISION (BENEFIT). Income tax provision (benefit) was $205,000 for the first quarter of Fiscal 1997 and $(156,000) for the first quarter of Fiscal 1996. The effective tax rates differ from the United States federal income tax rate due to state and foreign income taxes and limitations on utilization of federal income tax benefits.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), and SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 131 establishes standards for reporting financial and descriptive information for reportable segments on the same basis which is used internally for evaluating segment performance and the allocation of resources to segments. SFAS 130 establishes standards for presenting nonshareholder related items that are excluded from net income and reported as components of stockholders' equity, such as foreign currency translation. These statements are effective for fiscal years beginning after December 15, 1997. The adoption of these statements will not have a material effect on the Company's results of operations or financial position.

OTHER

     The Company is evaluating the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the Year 2000. Preliminary assessments indicate that resulting solutions will involve a mix of purchasing new systems and modifying existing systems. The Company is currently in the process of determining the costs and expenditures associated with the Year 2000 problem.

LIQUIDITY AND CAPITAL RESOURCES

     NET CASH USED IN/PROVIDED BY OPERATING, INVESTING AND FINANCING ACTIVITIES. Net cash used by the Company in operating activities for the three months ended June 30, 1997 was $6,191,000, consisting primarily of a net loss of $4,433,000 less (i) non-cash items impacting net loss of $5,060,000, (ii) increases in inventories and prepaid expenses, other current assets and other assets of $6,232,000 and $3,852,000, respectively, (iii) decreases in accounts payable of $4,746,000, (iv) decreases in other of $138,000; offset by (A) decreases in accounts receivable of $5,667,000 and
(B) increases in accrued expenses of $2,483,000.

     Net cash provided by investing activities was $1,052,000, consisting primarily of net proceeds from the sale of marketable securities of $5,000,000, offset by capital expenditures of $2,855,000 and an investment in the joint venture in China of $1,093,000.

     Net cash provided by financing activities was $19,940,000, consisting primarily of borrowings on the revolving credit facility with General Electric Capital Corporation and other lenders ("New Revolving Credit Facility") of $20,000,000 offset by the payment of deferred financing fees of $60,000.

     EQUITY AND DEBT FINANCING TRANSACTIONS. On April 28, 1997, the Company's offer to exchange the outstanding shares of Senior Redeemable Preferred Stock, Series B ("Series B Preferred Stock") for a like number of shares of Senior Redeemable Preferred Stock, Series C ("Series C Preferred Stock"), with substantially the same terms, was closed. After the exchange closed, there were 775 shares of Series B Preferred Stock outstanding and 126,916 shares of Series C Preferred Stock outstanding.

     On June 8, 1997, the Company completed the exchange of all of the outstanding principal amount of 11 3/4% Senior Notes, due 2004, issued pursuant to the Indenture dated February 7, 1997 ("Old Notes"), for a like principal amount of its 11 3/4% Senior Notes, due 2004, which were registered under the Securities Act ("New Notes").

     OUTSTANDING INDEBTEDNESS AND LIQUIDITY REQUIREMENTS. As of June 30, 1997, the Company had total outstanding indebtedness of $223,926,000, consisting of
(1) $200,000,000 of New Notes, (2) $3,926,000 of Seller Notes and
(3) $20,000,000 under the New Revolving Credit Facility.

     Because of the nature of the fragrance/cosmetics industry, both the Company's need for working capital and its income streams are seasonal. The most significant liquidity requirements occur in connection with the production of inventory prior to the sales surge and related shipments to customers in advance of the calendar year-end holiday sales season and other events such as new product launches. During the quarter ended June 30, 1997, the Company implemented a working capital management program, coupled with management incentives to manage working capital.

     The Company believes that the New Revolving Credit Facility, together with the Company's working capital management program, should be sufficient to fund existing operations for at least the next twelve months.

                         PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     See Item 3 of the Company's 1996 Form 10-K for a discussion of legal proceedings. No material changes have occurred since the filing of the 1996 Form 10-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     See the Exhibit Index on pages 14 through 15 hereof.

(B)  REPORTS ON FORM 8-K

     Form 8-K with respect to the death of Dr. Thomas V. Bonoma, filed with the SEC on May 22, 1997.

                                   EXHIBIT INDEX
                               DESCRIPTION OF DOCUMENT
                               -----------------------
  EXHIBIT NO.
  -----------

  2.1 (1)     Stock Purchase Agreement among Cosmar
              Corporation, a Delaware corporation ("Cosmar
              Corporation"), Larry Pallini, Vincent Carbone and
              Great American Cosmetics, Inc., a New York
              corporation ("GAC"), entered into on June 27,
              1996, providing for the acquisition by Cosmar
              Corporation of all of the capital stock of GAC.
  2.2 (1)     Agreement and Plan of Merger, among Renaissance
              Cosmetics, Inc., a Delaware corporation ("RCI" or
              the "Company"), Renaissance Acquisition, Inc., a
              New York corporation ("RAI") and MEM Company,
              Inc., a New York corporation ("MEM"), dated as of
              August 6, 1996.
  2.3 (2)     Asset Sale and Purchase by and among the Procter
              & Gamble Company (as Seller) and Dana Perfumes
              Corp. ("Dana") (as Buyer) and solely for purposes
              of Sections 4.6, 6.6 and 6.12 hereof of
              Renaissance Cosmetics, Inc. and Cosmar Corporation
              dated as of October 25, 1996.
  2.4 (2)     Form of Asset Sale and Purchase Agreement among
              P&G foreign affiliate sellers and Dana, dated as
              of October 29, 1996.
  3.1 (3)     Restated certificate of incorporation of RCI
              filed with the Secretary of State of the State of
              Delaware on August 17, 1994.
  3.1.2 (4)   Certificate of Designation of Preferences and
              Rights of Senior Exchangeable Redeemable Preferred
              stock, Series A, of RCI, filed with the Secretary
              of State of the State of Delaware on May 29, 1996.
  3.1.3 (5)   Certificate of Designation of Preferences and
              Rights of Senior Redeemable Preferred Stock,
              Series B, of RCI, filed with the Secretary of
              State of the State of Delaware on August 15, 1996.
  3.1.4 (6)   Certificate of Increase of Certificate of
              Designation of Preferences and Rights of Senior
              Redeemable Preferred Stock, Series B, of RCI,
              filed with the Secretary of State of the State of
              Delaware on September 27, 1996.
  3.1.5 (6)   Certificate of Designation of Preferences and
              Rights of Senior Redeemable Preferred Stock,
              Series C, par value $.01 per share, of RCI, filed
              with the Secretary of State of the State of
              Delaware on August 15, 1996.
  3.1.6 (6)   Certificate of Increase of Certificate of
              Designation of Preferences and Rights of Senior
              Redeemable Preferred Stock, Series C, of RCI,
              filed with the Secretary of State of the State of
              Delaware on September 27, 1996.
  3.2 (7)     Amended and Restated By-laws of RCI
  3.3 (8)     Certificate of Incorporation of Renaissance
              Guarantor, Inc. ("RGI") filed with the Secretary
              of State of the State of Delaware on February 6,
              1997.
  3.4 (8)     By-laws of RGI.
  4.1 (9)     Indenture, dated February 7, 1997, among RCI, as
              issuer, RGI, as guarantor, and United States Trust
              Company of New York, as trustee.
  4.2 (9)     Escrow and Disbursement Agreement, dated
              February 7, 1997, among RCI, as issuer, RGI, as guarantor, United States Trust Company of New
              York, as trustee, and United States Trust Company of New York, as escrow agent.

  4.3 (9) Notes Registration Rights Agreement, dated February 7, 1997, between RCI, as issuer, and CIBC Wood Gundy Securities Corp., as initial purchaser.
  10.1 (7) Waiver and Amendment, dated as of June 27, 1997, among Dana Perfumes Corp., as borrower, the other Credit Parties to the Credit Agreement, General Electric Capital Corporation as agent and lender and the other Lenders party to the Credit Agreement.
  10.2 (7)    Letter Agreement, dated as of June 27, 1997,
              among Dana Perfumes Corp., as borrower, General Electric Capital Corporation, as agent and lender, and the other Lenders party to the Credit Agreement.
  10.3        Letter Agreement, dated as of July 25, 1997,
              among Dana Perfumes Corp., as borrower, General Electric Capital Corporation, as agent and lender, and the other lenders party to the Credit Agreement.
  27.1        Financial Data Schedule.
___________________
Notes to Exhibit Index:

(1) Filed with RCI's Quarterly Report on Form 10-Q filed with the SEC on August 14, 1996, and incorporated herein by reference thereto.

(2) Filed with RCI's Form 8-K filed with the SEC on December 20, 1996, and incorporated herein by reference thereto.


(3) Filed with RCI's Registration Statement on Form S-4 filed with the SEC on December 12, 1994, Registration No.33-87280, and incorporated herein by reference thereto.

(4) Filed with RCI's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 1996, and incorporated herein by reference thereto.

(5) Filed with RCI's Form 8-K filed with the SEC on August 8, 1996, and incorporated herein by reference thereto.

(6) Filed with Amendment No. 1 to RCI's Registration Statement on Form S-4 filed with the SEC on January 31, 1997, Registration No. 33-13171, and incorporated herein by reference thereto.

(7) Filed with RCI's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 1997, and incorporated herein by reference thereto.

(8) Filed with RCI's Registration Statement on Form S-4 filed with the SEC on March 24, 1997, Registration No. 33-23847, and with Amendment No. 1 thereto, as filed with the SEC on May 2, 1997, and incorporated herein by reference thereto.

(9) Filed with RCI's Form 8-K filed with the SEC on February 20, 1997, and incorporated herein by reference thereto.

                                    SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 RENAISSANCE COSMETICS, INC.


Dated:  August 14, 1997          By: /S/ THOMAS T. S. KAUNG
                                     -----------------------------------
                                     Thomas T.S. Kaung
                                     Group Vice President, Finance
                                     and Chief Financial Officer