Form 10-Q
period 1997-09-30
RENAISSANCE COSMETICS INC /DE/
filed 1997-11-14
CIK 933747

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

           As of September 30, 1997, there were outstanding 826,336 shares of the registrant's common stock, $.01 par value per share.

                                        INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .1

    Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . .2
              Consolidated Balance Sheets as of September 30, 1997
                   (unaudited) and March 31, 1997. . . . . . . . . . . . . . .2


              Consolidated Statements of Operations for the three and six months ended September 30, 1997
                   (unaudited) and 1996 (unaudited, as restated) . . . . . . .4


              Consolidated Statements of Cash Flows for the six  months
                   ended September 30, 1997 (unaudited)
                   and 1996 (unaudited, as restated) . . . . . . . . . . . . .5


              Notes to Unaudited Consolidated Financial Statements . . . . . .7

    Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . . . . . 10

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 21

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 21

    Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 21

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 21

                    SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

    Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q and any documents incorporated herein by reference constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy, including the ability to integrate recently acquired businesses into the Company; the ability of the Company to obtain financing for future acquisitions, including obtaining required approvals from its existing lenders for such acquisitions; changes in the retail industry generally and the fragrance and cosmetics industries specifically; changes in consumer preferences; competition; availability of key personnel; foreign currency exchange rates; industry capacity; development and operating costs; advertising and promotional efforts; brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, governmental regulations (especially environmental laws and regulations); and other factors referenced in this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

    Information called for by this item is set forth in the financial statements contained on the immediately following eight (8) pages.

                                                                           PAGE
    Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .2

    Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . .4

    Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .5

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .7

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

                                            SEPTEMBER 30, 1997   MARCH 31, 1997
                                                (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $  4,975          $    719
   Marketable securities                             8,982            14,331
   Accounts receivable - net                        64,653            48,837
   Inventories                                      69,947            55,554
   Prepaid expenses and other current assets        10,388             7,827
                                                  --------          --------
       Total Current Assets                       $158,945          $127,268

PROPERTY, PLANT AND EQUIPMENT - Net                 28,760            26,581

DEFERRED FINANCING COSTS - Net                      11,893            12,748

MARKETABLE SECURITIES                                4,297             8,468

OTHER ASSETS - Net                                  12,002            12,141

INTANGIBLE ASSETS - Net                            173,636           174,177
                                                  --------          --------
TOTAL ASSETS                                      $389,533          $361,383
                                                  --------          --------
                                                  --------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                               $ 22,469          $ 21,612
   Accrued expenses and other current liabilities   35,793            40,322
                                                  --------          --------
       Total Current Liabilities                    58,262            61,934

LONG-TERM LIABILITIES:
   Long-term debt                                  248,775           203,877
   Minimum royalty obligation and other long
   term liabilities                                  3,876             3,926
                                                  --------          --------
       Total Long-Term Liabilities                 252,651           207,803

TOTAL LIABILITIES                                 $310,913          $269,737

COMMITMENTS AND CONTINGENCIES

SENIOR REDEEMABLE PREFERRED STOCK                   96,115            86,660

REDEEMABLE PREFERRED STOCK                          13,970            13,167

COMMON STOCKHOLDERS' DEFICIT:
   Common stock                                          8                 8
   Notes receivable from sale of common stock         (518)             (518)
   Additional paid-in capital                       69,403            69,403
   Treasury stock, at cost                            (164)             (210)
   Deficit                                         (98,336)          (75,450)
   Unrealized losses on marketable securities          (88)                -
   Cumulative translation adjustment                (1,770)           (1,414)
                                                  --------          --------
       Total common stockholders' deficit          (31,465)           (8,181)
                                                  --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                           $389,533          $361,383
                                                  --------          --------
                                                  --------          --------

See notes to unaudited consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)
                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                       1997      1996       1997         1996
                                           (AS RESTATED)           (AS RESTATED)

NET SALES                          $  61,810   $47,508   $102,695     $77,710

COST OF GOODS SOLD                    24,451    17,774     41,200      29,290
                                   ---------   -------   --------     -------
GROSS PROFIT                          37,359    29,734     61,495      48,420
                                   ---------   -------   --------     -------
OPERATING EXPENSES:
    Selling                           25,914    19,065     40,798      30,224
    General and administrative         7,496     4,040     14,417       9,711
    Restructuring costs                  601       123      1,117         253
    Amortization of intangible and
    other assets                       3,196     1,754      5,952       3,122
                                   ---------   -------   --------     -------
        Total operating expenses      37,207    24,982     62,284      43,310
                                   ---------   -------   --------     -------
OPERATING INCOME (LOSS)                  152     4,752       (789)      5,110

OTHER EXPENSE (INCOME):
    Interest Expense                   7,577     5,637     14,579      10,838
    Interest income                     (501)     (448)      (823)       (538)
    Other expense (income)-net           565      (117)    (2,829)       (197)
                                   ---------   -------   --------     -------
        Total other expense-net        7,641     5,072     10,927      10,103

LOSS BEFORE INCOME TAX
PROVISION                             (7,489)     (320)   (11,716)     (4,993)

INCOME TAX PROVISION                     707       464        911         308
                                   ---------   -------   --------     -------
NET LOSS                              (8,196)     (784)   (12,627)     (5,301)

PREFERRED STOCK DIVIDENDS              5,223     4,572     10,259       5,060
                                   ---------   -------   --------     -------
NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS                $ (13,419)  $(5,356)  $(22,886)   $(10,361)
                                   ---------   -------   --------     -------
                                   ---------   -------   --------     -------
NET LOSS PER COMMON SHARE          $  (16.26)  $ (7.14)  $ (27.73)   $ (14.08)
                                   ---------   -------   --------     -------
                                   ---------   -------   --------     -------
WEIGHTED AVERAGE SHARES
OUTSTANDING                          825,290   749,971    825,188     735,648
                                   ---------   -------   --------     -------
                                   ---------   -------   --------     -------

See notes to unaudited consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
                                                          SIX MONTHS ENDED
                                                            SEPTEMBER 30,
                                                           1997       1996
                                                                  (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(12,627)   $(5,301)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                          3,189      1,679
        Amortization of intangible assets                     4,156      1,559
        Amortization of minimum royalty and other assets      1,796      1,563
        Amortization of deferred financing costs              1,007      1,605
        Other non-cash interest expense                         575        657
        Non-cash interest income                               (479)         -
        Changes in operating assets and liabilities, net of
        effects of acquisitions and investments:
             Accounts receivable                            (15,685)   (10,609)
             Inventories                                    (14,230)    (8,170)
             Prepaid expenses and other assets               (3,747)    (1,188)
             Accounts payable                                   584     (6,687)
             Accrued expenses and other current liabilities  (5,471)    (1,812)
             Other                                             (351)      (930)
                                                           --------   --------
                    Net cash used in operating activities   (41,283)   (27,634)
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                 (5,366)    (1,635)
        Acquisition of business, net of cash acquired             -    (15,380)
        Investment in joint venture, net of cash acquired    (1,308)         -
        Sale (purchase) of marketable securities              9,848        (68)
        Other investing activities                             (461)         -
                                                           --------   --------
                    Net cash provided by (used in)
                    investing activities                      2,713    (17,083)
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds of New Revolving Credit Facility            44,800          -
        Payment of minimum royalty obligations               (1,868)      (257)
        Proceeds of issuance of Series A preferred stock          -     18,955
        Redemption of Series A preferred stock                    -    (20,434)
        Net proceeds of issuance of Series B preferred stock      -    108,321
        Net proceeds from issuance of common stock                -      9,750
        Net repayment of Old Credit Facility                      -     (2,800)

        Proceeds from sale of treasury stock                     46          -
        Payment of financing costs                             (152)      (726)
                                                           --------   --------
                    Net cash provided by financing
                    activities                               42,826    112,809
                                                           --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     4,256     68,092
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                                       719      1,432
                                                           --------   --------
CASH AND CASH EQUIVALENTS, END OF
PERIOD                                                        4,975     69,524
                                                           --------   --------
                                                           --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                                    $13,074     $8,189
                                                           --------   --------
                                                           --------   --------
Income taxes                                                   $372       $995
                                                           --------   --------
                                                           --------   --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
TRANSACTIONS:
Accrued dividends and accretion on redeemable
preferred stocks                                            $10,259     $5,060
                                                           --------   --------
                                                           --------   --------

See notes to unaudited consolidated financial statements.

                     RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         1.   BASIS OF PRESENTATION

         The consolidated financial statements of Renaissance Cosmetics, Inc. (the "Company") have been prepared by the Company and include the accounts of the Company and its wholly-owned subsidiaries from the respective dates of their acquisitions. All significant intercompany activity has been eliminated. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

         In January 1997, the Company restated its previously reported results of operations for the three and six months ended September 30, 1996. Additionally, certain reclassifications were made to the financial statements for the three and six months ended September 30, 1996 to conform to the current year's presentation.

         2.   INVENTORIES

         The components of inventories are as follows:

(IN THOUSANDS)                      SEPTEMBER 30,     MARCH 31,
                                        1997            1997
                                    -------------     ---------
Raw materials and components           $36,985         $30,453
Work in process                          3,537           2,413
Finished goods                          29,425          22,688
                                    -------------     ---------
                                       $69,947         $55,554
                                    -------------     ---------
                                    -------------     ---------

         3.   LONG-TERM DEBT

         Long term debt consists of the following:

(In Thousands)                       September 30,         March 31,
                                         1997                1997
                                     ------------          ---------
Old and New Notes                      $200,000            $200,000
New Revolving Credit Facility            44,800                   -
Subordinated Seller Notes                 3,975               3,877
                                     ------------          ---------
Total                                  $248,775            $203,877
                                     ------------          ---------
                                     ------------          ---------

          At September 30, 1997, the Company was not in compliance with certain covenants in the New Revolving Credit Facility. On November 12, 1997, the Company and the Lenders amended the agreement retroactive to September 30, 1997, thus eliminating any covenant violations.

         4.   OTHER EXPENSE (INCOME)-NET

          Other expense (income)-net was $2,829,000 for the six months ended September 30, 1997. Other expense (income)-net consists primarily of the proceeds from a key man life insurance policy, on which the Company was the beneficiary, net of incremental expenses incurred by the Company relating to the death of Dr. Thomas V. Bonoma, the late Chairman and Chief Executive Officer of the Company. Other expense (income)-net also includes certain fees. During the three months ended September 30, 1997, the Company recorded $338,000 of fees to Kidd Kamm Equity Partners. LP., the majority shareholder in the Company. These fees covered the period from April 1, 1997 through September 30, 1997. At September 30, 1997, approximately $281,000 of such fees had been paid.

         5.   PREMIER SALES GROUP LITIGATION

         The Company and two of its subsidiaries, Cosmar Corporation ("Cosmar") and Great American Cosmetics, Inc. ("GACI"), are defendants in a lawsuit filed in the District Court of Jefferson County, Texas in August 1997 by Premier Sales Group, Inc., and David Gosdin (together, "PSG"). The complaint alleges (i) breach of contract, (ii) unjust enrichment, (iii) failure to provide accounting, (iv) fraud, (v) interference with business relations and prospective advantage, (vi) breach of duty of good faith and fair dealing and (vii) violation of Texas Business and Commerce Code Sections 35.81, et seq. (relating to failure to pay commissions) (the "Claims"), and seeks actual, statutory, special, punitive and exemplary damages in unspecified amounts. The claims arise out of the termination of a sales
representative agreement between GACI and PSG.   The Company, Cosmar and GACI
filed their joint answer in September 1997. The Company, Cosmar and GACI believe that they have meritorious defenses to the Claims, and intend to vigorously defend this lawsuit. Under the terms of the agreement governing the purchase of all of the stock of GACI, the Company and Cosmar were indemnified by the sellers of GACI (the "Sellers") against certain claims and liabilities. The indemnity covers certain of the Claims, and the Company and Cosmar are pursuing such claims against the Sellers. The Company believes the outcome of the claims will not result in a material adverse effect on the financial statements.

         6.  EQUITY AND DEBT FINANCING TRANSACTIONS

         On April 28, 1997, the Company's offer to exchange the outstanding shares of Senior Redeemable Preferred Stock, Series B ("Series B Preferred Stock") for a like number of shares of Senior Redeemable Preferred Stock, Series C ("Series C Preferred Stock"), with substantially the same terms, was closed. After the exchange closed, there were 775 shares of Series B Preferred Stock outstanding and 126,916 shares of Series C Preferred Stock outstanding. The shares of Series B Preferred Stock and Series C Preferred Stock are together referred to as Senior Redeemable Preferred Stock on the Consolidated Balance Sheets at September 30, 1997 and March 31, 1997.

         On June 8, 1997, the Company completed the exchange of all of the outstanding principal amount of 11-3/4% Senior Notes, due 2004, issued pursuant to the Indenture dated February 7, 1997, for a like principal amount of its 11-3/4% Senior Notes, due 2004, which were registered under the Securities Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The Company's fiscal year ending March 31, 1998, is referred to herein as "Fiscal 1997." The Company's fiscal year ended March 31, 1997, is referred to herein as "Fiscal 1996."

    This discussion and analysis relates to the consolidated results of operations of Renaissance Cosmetics, Inc. (the "Company"), which includes the Company's major operating divisions (the "Fragrance Division," the "Cosmetics Division" and the "International Division," which includes both fragrance and cosmetics sales), resulting from the following acquisitions that have been consummated by the Company from the date of such acquisitions, each of which is discussed in greater detail in Item 1 and Item 7 of the Company's 1996 Form 10-K.

    1. The Houbigant Acquisition in July and August 1994, the Cosmar Acquisition in August 1994, the Dana Acquisition in December 1994 and the ACB Acquisition in December 1994;

    2. The GAC Acquisition in August 1996, the operations of which have been integrated into Cosmar;

    3. The MEM Acquisition in December 1996, the domestic operations of which have been integrated into Dana; and

    4. The P&G Brands Acquisition in December 1996, the domestic operations of which have been integrated into Dana.

OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996 (AS RESTATED)

    NET SALES.  The Company's net sales were as follows (in 000s):

                                          SIX MONTHS
                                     ENDED SEPTEMBER  30,
                             1997                            1996
                    -------------------------      ---------------------------
DIVISION            NET SALES      % OF TOTAL      NET SALES        % OF TOTAL
-------------       ---------      ----------      ---------        ----------
Fragrance             $47,405          46.2%        $34,066             43.8%
Cosmetics              31,503          30.7%         24,019             30.9%
International          23,787          23.1%         19,625             25.3%
                     --------      ----------      ---------        ----------
    Total            $102,695         100.0%        $77,710            100.0%
                     --------         ------        -------            ------
                     --------         ------        -------            ------

    Total net sales increased by 32.2% to $102,695,000.

    Fragrance Division net sales increased 39.2% to $47,405,000. The increase was due principally to net sales of brands acquired in the MEM and P&G Brands Acquisitions. Net sales of MEM and P&G Brands were $15,420,000 during the six months ended September 30, 1997. Net sales of the Tinkerbell (children's cosmetics) products acquired in the MEM Acquisition were $5,119,000 for the first half of Fiscal 1997. Net sales of the Dana base brands in the first half of Fiscal 1997 decreased because certain of the Company's major customers instructed the Company to defer shipment of their Christmas orders until the third quarter. Christmas orders from those major customers, that were shipped during the first half of Fiscal 1996, were approximately $7,500,000.

    Cosmetics Division net sales increased 31.2 % to $31,503,000. This increase is primarily attributable to net sales of the NatRobbins brand acquired in the GAC Acquisition. Net sales of NatRobbins products during the six months ended September 30, 1997 were $8,918,000 as compared to sales of $1,693,000 during the six months ended September 30, 1996.

    International Division net sales increased 21.2 % to $23,787,000. The increase was principally attributable to sales from the UK subsidiary that opened in December 1996. Net sales from the UK subsidiary, including closeout sales, during the first half of Fiscal 1997 were $5,342,000. This increase was offset, in part, by a decrease in export sales resulting from the Company's decision to re-evaluate its existing agreements with foreign distributors, and identify new distributors in order to generate future growth in export sales.

    GROSS PROFIT.   The Company's gross profit was as follows (in 000s):

                                            SIX MONTHS
                                       ENDED SEPTEMBER 30,
                              1997                            1996
                   ----------------------------   ------------------------------
DIVISION           GROSS PROFIT  % OF NET SALES   GROSS PROFIT    % OF NET SALES
--------           ------------  --------------   ------------    --------------
Fragrance            $28,707         60.6%          $23,374           68.6%
Cosmetics             18,899         60.0%           13,921           58.0%
International         13,889         58.4%           11,125           56.7%
                   ------------  --------------   ------------    --------------
    Total            $61,495         59.9%          $48,420           62.3%

    Fragrance Division gross profit margin declined to 60.6% from 68.6% due to changes in product mix. Gross profits from closeout sales, which increased in the first half of Fiscal 1997 after the Company hired sales people to focus specifically on closeout sales of older merchandise, yielded a gross margin of approximately 21.3% in the first half of Fiscal 1997. Additionally, gross profits from sales of the Tinkerbell (children's cosmetics) products acquired in the MEM Acquisition, which generated a gross margin of 46.8%, are included in the Fragrance Division gross margin for the first half of Fiscal 1997. The gross margin on fragrance products sold through normal channels declined to 67.3%, which reflected additional depreciation incurred in connection with the expansion of the Company's Mountain Top, Pennsylvania facility. Gross profit margins, excluding depreciation, increased slightly to 70.9% as compared to 70.4% in the prior year primarily due to product mix.

    Cosmetics Division gross profit margin remained relatively stable at 60.0% compared to 58.0% during the comparable period in the prior year. The increase reflects the changes in product mix mentioned above. Gross profit margin on NatRobbins products was 63.6% during the first half of Fiscal 1997.

    International Division gross profit margin increased from 56.7% to 58.4% reflecting changes in product mix. Gross profits from the UK subsidiary were approximately 56% consisting of gross profits of 60.4% on regular merchandise and gross profits of 31.7% on closeout sales.

    SELLING EXPENSES. The Company's selling expenses in the first half of Fiscal 1997 and the first half of Fiscal 1996 were $40,798,000 (39.7% of Net Sales) and $30,224,000 (38.9% of Net Sales), respectively. The increase in selling expenses in whole dollars reflects advertising and promotional programs by the Fragrance and Cosmetics Divisions for the acquired brands.
The increase in selling expenses as a percentage of sales is attributable to higher advertising for the acquired brands to increase their name recognition.

    GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses in the first half of Fiscal 1997 and the first half of Fiscal 1996 were $14,417,000 (14.0% of Net Sales) and $9,711,000 (12.5% of Net
Sales), respectively. General and administrative expenses in the first half of Fiscal 1997 includes discretionary management bonuses of $920,000. Excluding these bonuses, general and administrative expenses were $13,497,000 (13.1% of Net Sales). The remaining increase in general and administrative expenses was attributable to the additional fixed costs for the infrastructure necessary to run a larger organization as a result of the Acquisitions. The increase in general and administrative expenses as a percentage of sales reflects the fact that the Company's sales are significantly higher in the second half of its fiscal year due to seasonal and other industry factors.

    RESTRUCTURING COSTS. Restructuring costs in the first half of Fiscal 1997 and the first half of Fiscal 1996 were $1,117,000 (1.1% of Net Sales) and $253,000 (.3% of Net Sales). Restructuring costs consist of severance, relocation costs, and recruiting and outplacement fees. Such costs increased due to personnel changes made in Fiscal 1997 in order to expand and upgrade the organization as a result of its increased size and growth opportunities following consummation of the Acquisitions.

    AMORTIZATION OF INTANGIBLES AND OTHER ASSETS. Amortization of intangibles and other assets during the first half of Fiscal 1997 was $5,952,000 (5.8% of Net Sales) and $3,122,000 (4.0% of Net Sales) in the
first half of Fiscal 1996. This increase is due to an increase in intangible assets resulting principally from the GAC, MEM, and P&G Brands Acquisitions.

    OPERATING INCOME (LOSS). Operating income (loss) was $(789,000) (.8% of Net Sales) for the first half of Fiscal 1997 and $5,110,000 (6.6% of Net Sales) for the first half of Fiscal 1996. Operating income for the first half of Fiscal 1997 declined due to the deferral of a portion of the Christmas shipments to the third quarter, combined with the increases in selling and general and administrative expenses discussed above, offset by incremental profits on sales of the MEM and P&G Brands. Management believes that, as an additional measurement, earnings before interest, taxes, depreciation and amortization ("EBITDA") is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity.

The computation of EBITDA is set forth in the table below (in 000s):

                                                           SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           1997         1996
                                                         -------      -------
Operating Income (Loss)                                  $  (789)     $ 5,110
Plus:  Amortization of Intangibles and Other Assets        5,952        3,122
Plus:  Depreciation                                        3,189        1,679
                                                         -------      -------

EBITDA                                                   $ 8,352      $ 9,911
EBITDA % of Net Sales                                       8.1%        12.8%

    INTEREST EXPENSE. The Company's total interest expense was $14,579,000 for the first half of Fiscal 1997 and $10,838,000 for the first half of Fiscal 1996, while cash interest for the periods was $12,997,000 and $8,576,000, respectively. Interest expense consisted of the following (in
000s):

                                                      SIX MONTHS ENDED
                                                        SEPTEMBER 30,
CASH INTEREST PAID OR ACCRUED                        1997           1996
----------------------------------------------     -------        -------
Interest on Old Senior Notes                       $    --        $ 4,471
Interest on Old and New Notes                       11,750             --
Interest on Seller Notes (payable in 2002)             245            220
Interest on Old Credit Facility                         --          3,830
Interest on New Revolving Credit Facility              951             --
Other Interest                                          51             55
                                                   -------        -------
Total Cash Interest Expense                        $12,997        $ 8,576

NON-CASH INTEREST EXPENSE
----------------------------------------------     -------        -------
Accretion of Old Senior Notes and Seller Notes     $    98        $   169
Amortization of Deferred Financing Costs             1,007          1,605
Accretion of Interest on Obligations for
  Minimum Royalty Payment                              477            488
                                                   -------        -------
Total Non-Cash Interest Expense                    $ 1,582        $ 2,262
Total Interest Expense                             $14,579        $10,838

    OTHER EXPENSE (INCOME) - NET. Other expense (income)-net was $2,829,000 for the first half of Fiscal 1997. This income consisted primarily of the proceeds from a key man life insurance policy covering the late Chairman and Chief Executive Officer, Dr. Thomas V. Bonoma, on which the Company was the beneficiary, net of incremental expenses incurred by the Company relating to his death. Other expense (income) also included other fees paid to the Company's majority shareholder during the first half of Fiscal 1997. No fees were paid during the first half of Fiscal 1996, because the Company was prohibited from making such payments pursuant to the indenture for the then-outstanding Old Senior Notes.

    INCOME TAX PROVISION. Income tax provision was $911,000 for the first half of Fiscal 1997 and $308,000 for the first half of Fiscal 1996. The effective tax rates differ from the United States federal income tax rate due to state and foreign income taxes and limitations on utilization of federal income tax benefits. The increase in income taxes during the first half of Fiscal 1997 is due to higher pre-tax income in foreign jurisdictions.

OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996 (AS RESTATED)

    NET SALES.  The Company's net sales were as follows (in 000s):

                                          THREE MONTHS
                                      ENDED SEPTEMBER 30,
                               1997                         1996
                     -------------------------     -------------------------
DIVISION             NET SALES      % OF TOTAL     NET SALES      % OF TOTAL
--------             ---------      ----------     ---------      ----------
Fragrance             $31,361          50.8%        $23,589          49.7%
Cosmetics              16,839          27.2%         12,268          25.8%
International          13,610          22.0%         11,651          24.5%
                     ---------      ----------     ---------      ----------
    Total             $61,810         100.0%        $47,508         100.0%

    Total net sales increased by 30.1% to $61,810,000.

    Fragrance Division net sales increased 32.9% to $31,361,000. The increase was due principally to net sales of brands acquired in the MEM and P&G Brands Acquisitions. Net sales of MEM and P&G Brands were $9,810,000 during the second quarter of Fiscal 1997. Net sales of the Tinkerbell (children's cosmetics) products acquired in the MEM Acquisition were $3,903,000 for the second quarter of Fiscal 1997. Net sales of the Dana base brands in the second quarter of Fiscal 1997 decreased since certain of the Company's major customers instructed the Company to defer shipment of their Christmas orders until the third quarter. Christmas orders from those major customers, that were shipped during the second quarter of Fiscal 1996, were approximately $7,500,000.

    Cosmetics Division net sales increased 37.3% to $16,839,000. This increase is primarily attributable to net sales of the NatRobbins brand acquired in the GAC Acquisition. Net sales of NatRobbins products during the second quarter of Fiscal 1997 were $4,904,000 as compared to $1,693,000 during the second quarter of Fiscal 1996.

    International Division net sales increased 16.8% to $13,610,000. The increase was principally attributable to sales from the UK subsidiary that opened in December 1996. Net sales from the UK subsidiary during the second quarter of Fiscal 1997 were $2,688,000. This increase was offset, in part, by a decrease in export sales resulting from the Company's decision to re-evaluate its existing agreements with distributors, and identify new distributors in order to generate future growth in export sales.

    GROSS PROFIT.   The Company's gross profit was as follows (in 000s):

                                          THREE MONTHS
                                       ENDED SEPTEMBER 30,
                              1997                            1996
                   ----------------------------   ------------------------------
DIVISION           GROSS PROFIT  % OF NET SALES   GROSS PROFIT    % OF NET SALES
--------           ------------  --------------   ------------    --------------
Fragrance             $19,075          60.8%        $16,358          69.3%
Cosmetics              10,163          60.4%          7,057          57.5%
International           8,121          59.7%          6,319          54.2%
                   ------------  --------------   ------------    --------------
    Total             $37,359          60.4%        $29,734          62.6%

    Fragrance Division gross profit margin declined to 60.8% from 69.3% due to changes in product mix. Included in the gross margin is gross profit from closeout sales, which increased in Fiscal 1997 after the Company hired sales people to focus specifically on closeout sales of older merchandise. Gross profit from closeout sales yielded a gross margin of approximately 25.4%. Additionally, sales of the Tinkerbell (children's cosmetics) products acquired in the MEM Acquisition generated an overall gross margin of 47.2%. Gross margin on regular fragrance products sold through normal channels declined to 66.2%, reflecting additional depreciation incurred in connection with the Company's expansion of its Mountain Top Pennsylvania facility. Gross margins excluding depreciation remained relatively stable as compared to the prior year.

    Cosmetics Division gross profit margin increased to 60.4% compared to 57.5% during the comparable period in the prior year. The increase reflects the changes in product mix. Gross profit margins on NatRobbins products were 62.5% during the second quarter of Fiscal 1997.

    International Division gross profit margin increased from 54.2% to 59.7% reflecting changes in product mix. Gross profits from the UK subsidiary were approximately 60.5% consisting of regular merchandise only, since all closeout sales occurred only in the first quarter.

    SELLING EXPENSES. The Company's selling expenses in the second quarter of Fiscal 1997 and the second quarter of Fiscal 1996 were $25,914,000 (41.9% of Net Sales) and $19,065,000 (40.1% of Net Sales), respectively. The increase in selling expenses in whole dollars reflects advertising and promotional programs by the Fragrance and Cosmetics Divisions for the acquired brands. The increase in selling expenses as a percentage of sales is attributable to higher advertising for the acquired brands to increase their name recognition.

    GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses in the second quarter of Fiscal 1997 and the second quarter of Fiscal 1996 were $7,496,000 (12.1% of Net Sales) and $4,040,000 (8.5% of Net Sales), respectively. General and administrative expenses in the second quarter of Fiscal 1997 includes discretionary management bonuses of $920,000.

Excluding these bonuses, general and administrative expenses were $6,576,000 (10.6% of Net Sales). The remaining increase in general and administrative expenses was attributable to the additional fixed costs for the infrastructure necessary to run a larger organization as a result of the Acquisitions. The increase in general and administrative expenses as a percentage of sales reflects the fact that the Company's sales are significantly higher in the second half of its fiscal year due to seasonal and other industry factors.

    RESTRUCTURING COSTS. Restructuring costs in the second quarter of Fiscal 1997 and the second quarter of Fiscal 1996 were $601,000 (1.0% of Net Sales) and $123,000 (.3% of Net Sales). Restructuring costs consist of severance, relocation costs, and recruiting and outplacement fees. Such costs increased due to personnel changes made in Fiscal 1997 in order to expand and upgrade the organization as a result of its increased size and growth opportunities following consummation of the Acquisitions.

    AMORTIZATION OF INTANGIBLES AND OTHER ASSETS. Amortization of intangibles and other assets was $3,196,000 (5.2% of Net Sales) in the second quarter of Fiscal 1997 and $1,754,000 (3.7% of Net Sales) in the second quarter of Fiscal 1996. This increase is due to an increase in intangible assets resulting principally from the GAC, MEM and P&G Brands Acquisitions.

    OPERATING INCOME. Operating income was $152,000 (.2% of Net Sales) for the second quarter of Fiscal 1997 and $4,752,000 (10.0% of Net Sales) for the second quarter of Fiscal 1996. Operating income for the second quarter of Fiscal 1997 declined due to the deferral of a portion of the Christmas shipments to the third quarter, combined with the increases in selling and general and administrative expenses discussed above, offset by incremental profits on sales of the MEM and P&G Brands. Management believes that, as an additional measurement, earnings before interest, taxes, depreciation and amortization ("EBITDA") is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity.

The computation of EBITDA is set forth in the table below (in 000s):

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1997         1996
                                                        ------       -------
Operating Income                                        $  152       $ 4,752
Plus:  Amortization of Intangibles and Other Assets      3,196         1,754
Plus:  Depreciation                                      1,677           810
                                                        ------       -------
EBITDA                                                  $5,025       $ 7,316
EBITDA % of Net Sales                                     8.1%         15.4%

    INTEREST EXPENSE. The Company's total interest expense was $7,577,000 for the second quarter of Fiscal 1997 and $5,637,000 for the second quarter of Fiscal 1996, while cash interest for the same periods was $6,786,000 and $4,424,000, respectively. Interest expense consisted of the following (in
000s):

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
CASH INTEREST PAID OR ACCRUED                      1997            1996
----------------------------------------------   ---------      --------
Interest on Old Senior Notes                     $      --      $  2,237
Interest on Old and New Notes                        5,875            --
Interest on Seller Notes (payable in 2002)             128           112
Interest on Old Credit Facility                      ----          2,039
Interest on New Revolving Credit Facility              754            --
Other Interest                                          29            36
                                                 ---------      --------
Total Cash Interest Expense                      $   6,786      $  4,424

NON-CASH INTEREST EXPENSE
----------------------------------------------   ---------      --------
Accretion of Old Senior Notes and Seller Notes   $      49      $     88
Amortization of Deferred Financing Costs               503           879
Accretion of Interest on Obligations for
Minimum Royalty Payment                                239           246
                                                 ---------      --------
Total Non-Cash Interest Expense                  $     791      $  1,213
Total Interest Expense                           $   7,577      $  5,637

    INCOME TAX PROVISION. Income tax provision was $707,000 for the second quarter of Fiscal 1997 and $464,000 for the second quarter of Fiscal 1996. The effective tax rates differ from the United States federal income tax rate due to state and foreign income taxes and limitations on utilization of federal income tax benefits. The increase in income taxes is due to higher pre-tax income during the second quarter of Fiscal 1997 in foreign jurisdictions.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 131 establishes standards for reporting financial and descriptive information for reportable segments on the same basis which is used internally for evaluating segment performance and the allocation of resources to segments. SFAS 130 establishes standards for presenting items that are not related to shareholders, that are excluded from net income and reported as components of stockholders' equity, such as foreign currency translation. These statements are effective for fiscal years beginning after December 15, 1997. The adoption of these statements is not expected to have a material effect on the Company's results of operations or financial position.

OTHER

    The Company has evaluated the potential impact of the situation commonly known as the Year 2000 problem. The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the Year 2000. The Company's assessment indicates that the Company and its subsidiaries will each have "Year 2000 Compliant" software no later than the first quarter of Fiscal 1998. Many systems are currently "Year 2000 Compliant". The Company is in the process of determining the effect of this problem on its vendors' and customers' systems.

LIQUIDITY AND CAPITAL RESOURCES

    NET CASH USED IN/PROVIDED BY OPERATING, INVESTING AND FINANCING ACTIVITIES. Net cash used by the Company in operating activities for the six months ended September 30, 1997 was $41,283,000, consisting primarily of a net loss of $12,627,000 less (i) non-cash items impacting net loss of $10,244,000, (ii) increases in accounts receivable, inventories and prepaid expenses and other assets of $15,685,000, $14,230,000 and $3,747,000, respectively, (iii) decreases in accrued expenses of $5,471,000, (iv) decreases in other of $351,000; offset by increases in accounts payable of $584,000.

    Net cash provided by investing activities was $2,713,000, consisting primarily of net proceeds from the sale of marketable securities of $9,848,000, offset by capital expenditures of $5,366,000, other investing activities of $461,000, and an investment in the joint venture in China of $1,308,000, net of cash acquired.

    Net cash provided by financing activities was $42,826,000, consisting primarily of borrowings on the revolving credit facility with General Electric Capital Corporation and other lenders ("New Revolving Credit Facility") of $44,800,000 and the proceeds from the sale of treasury stock of $46,000 offset by the payment of minimum royalty obligations of $1,868,000 and financing fees of $152,000.

    OUTSTANDING INDEBTEDNESS AND LIQUIDITY REQUIREMENTS. As of September 30, 1997, the Company had total outstanding indebtedness of $248,775,000, consisting of (1) $200,000,000 of New Notes, (2) $3,975,000 of Seller Notes and (3) $44,800,000 under the New Revolving Credit Facility. At September 30, 1997, the Company had $30,200,000 available on the New Revolving Credit Facility.

    Because of the nature of the fragrance/cosmetics industry, both the Company's need for working capital and its income streams are seasonal. During the first and second quarters of the year, working capital borrowings generally increase as payments are made to finance the build-up of accounts receivable and inventory in preparation for the Christmas selling season. During the third quarter, cash is generated as a portion of customer payments on Christmas orders are received, which is offset by cash requirements for advertising and the building of inventories in preparation for new launches, which occur in the fourth quarter. During the fourth quarter, the remaining portion of customer payments on Christmas orders are received which reduces working capital borrowings. During the first quarter of Fiscal 1997, the Company implemented a working capital management program, coupled with management incentives to manage working capital.

    The Company believes that the New Revolving Credit Facility, together with the Company's working capital management program, should be sufficient to fund existing operations for at least the next twelve months.

                             PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         PREMIER SALES GROUP LITIGATION. The Company and two of its subsidiaries, Cosmar Corporation ("Cosmar") and Great American Cosmetics,
Inc. ("GACI"), are defendants in a lawsuit filed in the District Court of Jefferson County, Texas in August 1997 by Premier Sales Group, Inc., and
David Gosdin (together, "PSG"). The complaint alleges (i) breach of contract, (ii) unjust enrichment, (iii) failure to provide accounting, (iv) fraud, (v) interference with business relations and prospective advantage,
(vi) breach of duty of good faith and fair dealing and (vii) violation of Texas Business and Commerce Code Sections 35.81, et seq. (relating to failure to pay commissions) (the "Claims"), and seeks actual, statutory, special, punitive and exemplary damages in unspecified amounts. The claims arise out of the termination of a sales representative agreement between GACI and PSG. The Company, Cosmar and GACI filed their joint answer in September 1997.
The Company, Cosmar and GACI believe that they have meritorious defenses to the Claims, and intend to vigorously defend this lawsuit. Under the terms of the agreement governing the purchase of all of the stock of GACI, the Company and Cosmar were indemnified by the sellers of GACI (the "Sellers") against certain claims and liabilities. The indemnity covers certain of the Claims, and the Company and Cosmar are pursuing such indemnity claims against the Sellers.

    See Item 3 of the Company's Fiscal 1996 Form 10-K for a discussion of additional legal proceedings.

ITEM 5.  OTHER INFORMATION

(a) During September 1997, Terry Theodore, a board member since the Company's inception in 1994, was elected as acting Chairman of the Board of Directors.

(b) On October 1, 1997, Robert Corso became Group Vice President and Chief Financial Officer of the Company, succeeding Thomas T.S. Kaung.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    See the Exhibit Index on pages 22 through 24 hereof.

 (b)     REPORTS ON FORM 8-K
         None

                                    EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION OF DOCUMENT
-----------                  -----------------------
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

4.1 (9)        Indenture, dated February 7, 1997, among RCI, as issuer, RGI, as guarantor, and United States Trust Company of New York, as trustee.
4.2 (9)        Escrow and Disbursement Agreement, dated February 7, 1997, among RCI, as issuer, RGI, as guarantor, United States Trust
               Company of New York, as trustee, and United States Trust
               Company of New York, as escrow agent.
4.3 (9)        Notes Registration Rights Agreement, dated February 7, 1997, between RCI, as issuer, and CIBC Wood Gundy Securities Corp., as initial purchaser.
10.1           Consent and Amendment, dated September 3, 1997, among RCI
               China, Inc., Dana Perfumes Corp., as Borrower, the other Credit
               Parties to the Credit Agreement, General Electric Capital
               Corporation as agent and lender and the other Lenders party to the Credit Agreement.
10.2           Pledge Amendment, dated September 3, 1997, executed by Dana
               Perfumes Corp. and RCI China, Inc., in favor of General
               Electric Capital Corporation, as Agent.
10.3 (10)      Letter Agreement, dated as of July 25, 1997, among Dana
               Perfumes Corp., as borrower, General Electric Capital
               Corporation, as agent and lender, and the other lenders party to the Credit Agreement.
27.1           Financial Data Schedule.
-----------------------
NOTES TO EXHIBIT INDEX:

(1) Filed with RCI's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, filed with the SEC on August 14, 1996, and incorporated herein by reference thereto.

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

(10) Filed with RCI's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, filed with the SEC on August 14, 1997, and incorporated herein by reference thereto.

                                      SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RENAISSANCE COSMETICS, INC.

Dated: November 14, 1997               By:  /S/ ROBERT CORSO
                                            -----------------------------------
                                            Robert Corso
                                            Group Vice President, Finance
                                            and Chief Financial Officer