Form 10-Q
period 1997-12-31
RENAISSANCE COSMETICS INC /DE/
filed 1998-02-17
CIK 933747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

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

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

             As of December 31, 1997, there were outstanding 826,336 shares of the registrant's common stock, $.01 par value per share.

                                      INDEX

                                                                        PAGE

PART I  FINANCIAL INFORMATION.............................................4
         ITEM 1.           FINANCIAL STATEMENTS...........................4
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS....................................16

PART II -- OTHER INFORMATION.............................................32
         ITEM 1.           LEGAL PROCEEDINGS.............................32
         ITEM 5.           OTHER INFORMATION.............................33
         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K..............33

                  SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q and any documents incorporated herein by reference constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy, including the ability to integrate recently acquired businesses into the Company; actions that may be taken by the Company's lenders and unsecured creditors if the Company fails to make timely payments of interest on its outstanding 11 3/4% Senior Notes due 2004 or other indebtedness; the continued availability of trade credit on terms previously enjoyed by the Company; the ability of the Company to obtain financing for future acquisitions, including obtaining required approvals from its existing lenders for such acquisitions; changes in the retail industry generally and the fragrance and cosmetics industries specifically; changes in consumer preferences; competition; availability of key personnel; foreign currency exchange rates; industry capacity; development and operating costs; advertising and promotional efforts; brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, governmental regulations (especially environmental laws and regulations); and other factors referenced in this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

                          PART I FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

         Information called for by this item is set forth in the financial statements contained on the immediately following five pages.

                                                                         PAGE
         Consolidated Balance Sheets........................................5

         Consolidated Statements of Operations..............................6

         Consolidated Statements of Cash Flows............................7-8

         Notes to Consolidated Financial Statements......................9-15

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

----------------------------------------  --------------------------------------

ASSETS                                    DECEMBER 31, 1997    MARCH 31, 1997
                                             (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents              $         4,037     $         719
   Marketable securities                            9,109            14,331
   Accounts receivable - net                       47,564            48,837
   Inventories                                     61,798            55,554
   Prepaid expenses and other current
   assets                                          11,371             7,827
                                          -----------------   ----------------


      Total current assets                        133,879           127,268

PROPERTY, PLANT AND EQUIPMENT - Net                27,251            26,581

DEFERRED FINANCING COSTS - Net                     11,617            12,748

MARKETABLE SECURITIES                               4,361             8,468

OTHER ASSETS - Net                                 11,377            12,141

INTANGIBLE ASSETS - Net                           173,400           174,177
                                          -----------------   ----------------


TOTAL ASSETS                              $       361,885     $     361,383
                                          -----------------   ---------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                       $        17,665     $      21,612
   Accrued expenses and other current
   liabilities                                     44,808            40,322
   Short-term debt                                 41,700                --
                                          -----------------   ----------------


      Total current liabilities                   104,173            61,934

LONG-TERM LIABILITIES:
   Long-term debt                                 204,024           203,877
   Minimum royalty obligation and
   other long-term liabilities                      3,896             3,926
                                          -----------------   ----------------


      Total long-term liabilities                 207,920           207,803

TOTAL LIABILITIES                                 312,093           269,737

COMMITMENTS AND CONTINGENCIES

SENIOR REDEEMABLE PREFERRED STOCK                 101,207            86,660

REDEEMABLE PREFERRED STOCK                         14,384            13,167

COMMON STOCKHOLDERS' DEFICIT:
   Common stock                                         8                 8
   Notes receivable from sale of common stock        (518)             (518)
   Additional paid-in capital                      69,403            69,403
   Treasury stock, at cost                           (164)             (210)
   Deficit                                       (133,408)          (75,450)
   Cumulative translation adjustment               (1,120)           (1,414)
                                          -----------------   ----------------


      Total common stockholders' deficit          (65,799)           (8,181)
                                          -----------------   ----------------


TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                        $  361,885        $  361,383
                                          -----------------   ----------------


See notes to unaudited consolidated financial statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                      DECEMBER 31,                    DECEMBER 31,
                                                                 1997             1996           1997            1996
                                                                                                            (AS RESTATED)
NET SALES                                                 $      155,707     $     124,590    $   53,012     $    46,880

COST OF GOODS SOLD                                                75,237            48,887        34,037          19,597



GROSS PROFIT                                                      80,470            75,703        18,975          27,283
                                                          --------------     -------------    ----------     -----------


OPERATING EXPENSES:
   Selling                                                        65,178            47,660        24,380          17,436
   General and Administrative                                     25,506            16,268        11,089           6,557
   Restructuring costs                                             1,661               335           544              82
   Amortization of intangible and other assets                     9,185             5,141         3,233           2,019
                                                          --------------     -------------    ----------     -----------



      Total operating expenses                                   101,530            69,404        39,246          26,094
                                                          --------------     -------------    ----------     -----------



OPERATING INCOME (LOSS)                                          (21,060)            6,299       (20,271)          1,189

OTHER EXPENSE (INCOME):
   Interest expense                                               22,922            17,206         8,343           6,368
   Interest income                                                (1,091)           (1,217)         (268)           (679)
   Other expense (income) - net                                   (2,074)             (231)          755             (34)
                                                          --------------     -------------    ----------     -----------



      Total other expense - net                                   19,757            15,758         8,830           5,655
                                                          --------------     -------------    ----------     -----------



LOSS BEFORE INCOME TAX PROVISION                                 (40,817)           (9,459)      (29,101)         (4,466)

INCOME TAX PROVISION                                               1,472               569           561             260
                                                          --------------     -------------    ----------     -----------



NET LOSS                                                         (42,289)          (10,028)      (29,662)         (4,726)

PREFERRED STOCK DIVIDENDS                                         15,669             9,838         5,410           4,778
                                                          --------------     -------------    ----------     -----------



NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                      $(57,958)         $(19,866)     $(35,072)        $(9,504)
                                                          --------------     -------------    ----------     -----------



BASIC LOSS PER COMMON SHARE                                     $ (70.20)         $ (25.95)     $ (42.44)        $(11.52)
                                                          --------------     -------------    ----------     -----------



WEIGHTED AVERAGE SHARES OUTSTANDING                              825,572           765,569       826,336         825,086
                                                          --------------     -------------    ----------     -----------

See notes to unaudited consolidated financial statements.




RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                NINE MONTHS ENDED
                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                 $(42,289)        $(10,028)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                             5,192            2,715
      Amortization of intangible assets                                        6,504            2,576
      Amortization of minimum royalty and other assets                         2,681            2,565
      Amortization of deferred financing costs                                 1,584            2,918
      Other non-cash interest expense                                            894            1,103
      Non-cash interest income                                                  (588)             -

   Changes in operating assets and liabilities, net effects of acquisitions and investments:
      Accounts receivable                                                        (18)            (921)
      Inventories                                                             (7,444)          (6,986)
      Prepaid expenses and other assets                                       (5,094)          (9,357)
      Accounts payable                                                        (4,213)         (11,135)
      Accrued expenses and other current liabilities                           4,052            5,041
      Other                                                                      336           (1,098)
                                                                           ----------       ----------


        Net cash used in operating activities                                (38,403)         (22,607)
                                                                           ----------       ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (7,727)          (2,826)
   Proceeds from sale of property                                              1,823              -
   Acquisition of business, net of cash acquired                                 -            (94,109)
   Investment in joint venture, net of cash acquired                            (546)             -
   Sale of marketable securities                                               9,848              -
   Purchase of marketable securities                                             -               (411)
   Other investing activities                                                   (450)             -
                                                                           ----------       ----------


      Net cash provided by (used in) investing activities                      2,948          (97,346)
                                                                           ----------       ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Revolving Credit Facility                                    56,000              -
   Repayments on Revolving Credit Facility                                   (14,300)             -
   Payment of minimum royalty obligations                                     (2,520)          (1,386)
   Proceeds from Old Credit Facility                                             -              4,200
   Repayment of Old Credit Facility                                              -            (61,200)
   Proceeds from Old Senior Secured Credit Facility                              -            117,500
   Proceeds of issuance of Series A preferred Stock                              -             18,955
   Redemption of Series A preferred stock                                        -            (20,434)
   Net proceeds of issuance of Series B preferred Stock                          -            108,319
   Net proceeds from issuance of common stock                                    -              9,750
   Proceeds from sale of treasury stock                                           46              -
   Payment of financing fees                                                    (453)          (5,670)
                                                                           ----------       ----------



      Net cash provided by financing activities                               38,773          170,034
                                                                           ----------       ----------

(Continued on next page)

(IN THOUSANDS)
-------------------------------------------------------------------------  ---------------------------

                                                                                NINE MONTHS ENDED
                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1997             1996

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       3,318           50,081

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    719            1,432
                                                                           ----------       ----------



CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    4,037       $   51,513
                                                                           ----------       ----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                                                   $   14,396       $   10,117
                                                                           ----------       ----------


Income taxes                                                               $      596       $      463
                                                                           ----------       ----------


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS:
Accrued dividends and accretion on redeemable preferred stocks             $   15,669       $    9,838
                                                                           ----------       ----------


See notes to unaudited consolidated financial statements.


                  RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

         1.       BASIS OF PRESENTATION

                  The consolidated financial statements of Renaissance Cosmetics, Inc. (the "Company") have been prepared by the Company and include the accounts of the Company and its subsidiaries from the respective dates of their acquisitions. All significant intercompany activity has been eliminated. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

                  The Company is reporting lower than expected Net Sales, Operating Income and EBITDA for the three month period ended December 31, 1997, primarily as a result of four factors. First, Christmas holiday fragrance sales in the Fragrance division were significantly below the Company's expectations. Second, profitability in this division was adversely affected during this period by higher than expected costs of goods sold and freight due to difficulties encountered in integrating the manufacturing of new brand products acquired in the Acquisitions into the Company's Mountain Top, Pennsylvania manufacturing facility. Third, the third quarter results also reflect lower than expected sales and profitability of the Company's "Cosmar" brand artificial nail products, which the Company attributes to increased competition from new entrants in the category which has resulted in loss of market share and higher than expected returns. Fourth, during the third quarter, the Company experienced lower than expected sales in Brazil due to economic conditions in that country resulting from government actions to support the Brazilian currency.

                  The Company has now experienced two consecutive disappointing Christmas holiday seasons in the mass-market fragrance industry and now believes that its third quarter results reflect a new trend in this market segment. The Company also believes that its results indicate a significant change in the competitive market environment in which the Company's "Cosmar" brand operates. Therefore, during the third quarter the Company performed a comprehensive review of its balance sheet to determine if the Company should make adjustments to estimates and reserves reflected on its balance sheet that were based, when made, on the Company's prior historical experience. Such review also included a reassessment of the assumptions that should be used to arrive at estimates and reserves in light of these changing market conditions. The Company reviewed its estimates for customer charge-backs, sales returns and holiday markdowns, accounts receivable, inventory and trade promotion, among other items. As a result of this review, the Company's results of operations for the three and nine month periods ending December 31, 1997 include adjustments of approximately $16 million to reflect actual costs that exceeded estimates and other changes to estimates that had been used in recording the prior year's results.

                  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company have been made. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial state ments included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997, filed with the Securities and Exchange Commission (the "1996 Form 10-K").

                  In January 1997, the Company restated its previously reported results of operations for the three and six months ended September 30, 1996. The information relating to the three months ended December 31, 1996, is restated to reflect those changes. Additionally, certain reclassifications were made to the financial statements for the three and nine months ended December 31, 1996, to conform to the current year's presentation.

         2.       INVENTORIES

                  The components of inventories are as follows:

                                           December 31,             March 31,
                                              1997                    1997
                                           -----------             -----------
                                                     (in thousands)

Raw materials and components                   $32,051                 $30,453
Work in process                                  3,143                   2,413

Finished goods                                  26,604                  22,688
                                           -----------             -----------
         Total                                 $61,798                 $55,554
                                           ===========             ===========

         3.       DEBT

                  Debt consists of the following:

                                           December 31,             March 31,
                                              1997                    1997
                                           -----------             -----------
                                                     (in thousands)

SHORT-TERM DEBT:
  Revolving Credit Facility                    $41,700                 $    --
                                           -----------             -----------
LONG-TERM DEBT:
  Senior Notes                                $200,000                $200,000
  Subordinated Sellers Notes                     4,024                   3,877
                                           -----------             -----------
    Total                                     $204,024                $203,877
                                           ===========             ===========

                  On June 8, 1997, the Company completed an exchange offer for all of its outstanding 11-3/4% Senior Notes due 2004, originally issued on February 7, 1997, which were subject to certain transfer restrictions, and issued $200 million aggregate principal amount of 11-3/4% Senior Notes due 2004, which were registered under the Securities Act.

                  At December 31, 1997, the Company has drawn letters of credit of approximately $1,577,000 under its Revolving Credit Facility.

                  The agreement relating to the Revolving Credit Facility with the Company's operating subsidiaries contains financial covenants that require the Company to maintain specified ratios and satisfy other financial tests. Because of the significant operating loss reported by the Company for the three months ended December 31, 1997, the Company was not in compliance with certain of these financial covenants at such date.

                  On February 17, 1998 (the "Effective Date"), the Company's operating subsidiaries and the lenders who are parties to the Revolving Credit Facility entered into a Waiver, Amendment and Consent (the "Amendment"), under which the lenders agreed to (1) waive the covenant defaults in existence as of December 31, 1997, (2) reset the financial covenants for the fiscal quarter ending March 31, 1998, and (3) provide an overadvance of up to $6 million through July 31, 1998. In exchange therefor, the operating subsidiaries of the Company agreed (a) to restrict the payment of fees to the Company's majority common shareholder, which are Restricted Payments under the Revolving Credit Facility, (b) not to make certain other Restricted Payments through July 31, 1998, (c) to convert all LIBOR Loans outstanding on the Effective Date to Index Rate Loans, (d) to fix the interest rates on (i) all revolving credit advances (other than overadvances) at the Index Rate plus 2% and (ii) all overadvances at the Index Rate plus 4%, (e) to pledge 100% of the stock of all domestic operating subsidiaries, and 66% of the stock of Houbigant (1995) Ltee, (f) to grant mortgages on the Company's Boucherville, Quebec and Northvale, New Jersey properties and (g) to pay the lenders a fee of $450,000. In addition, the lenders have provided additional borrowing base under the Revolving Credit Facility. As of February 13, 1998, such increased availability would have been approximately $8,900,000. This additional availability will fluctuate as the nature and amount of the collateral changes. The Revolving Credit Facility defines "Index Rate" as the floating rate equal to the higher of (i) the rate publicly quoted from time to time by THE WALL STREET JOURNAL as the "base rate on corporate loans at large U.S. money center commercial banks" (or, if THE WALL STREET JOURNAL ceases quoting a base rate of the type described, the highest per annum rate of interest published by the Federal Reserve Board in Federal Reserve statistical release H.15 (519) entitled "Selected Interest Rates" as the bank prime loan rate or its equivalent), and (ii) the Federal funds rate plus fifty basis points per annum.

                  Interest in the aggregate amount of $11,750,000 on the Company's outstanding 11-3/4% Senior Notes due 2004 (the "Senior Notes" ) is due and payable on February 17, 1998. The Senior Notes are obligations of the Company and are not guaranteed by any of the Company's operating subsidiaries. At the time the Senior Notes were issued, a special purpose subsidiary of the Company (the "Guarantor") established an escrow account to secure certain payments of interest due on the Senior Notes. As of December 31, 1997, this escrow account held approximately $13,470,000 in marketable securities. On February 13, 1998, the Company announced that, in order to maximize its liquidity available for marketing, product launch and trade related efforts, it had on February 12, 1998 advised the trustee under the Indenture, dated February 7, 1997, under which the Senior Notes were issued (the "Indenture"), that neither the Company nor the Guarantor will pay the portion of the interest payment due on the Senior Notes required to be paid by them. The Company instead requested that the trustee exercise its right to request the escrow agent to make available additional funds to pay the balance of the interest due to the holders of the Senior Notes. On February 17, 1998, pursuant to the request of the trustee, the escrow agent released funds held in the escrow account in order to make such interest payment in full.

                  The Company believes that its cash on hand, cash generated from operations and borrowings made available to it under the Revolving Credit Facility will be sufficient to enable it to satisfy its needs for cash and working capital during the balance of the fiscal year ended March 31, 1998 and during the quarter ended June 30, 1998. The waivers and modifications to the Revolving Credit Facility do not relate to periods on or after June 30, 1998. The Company intends to work with its secured lenders with a view to obtaining an amendment to the Revolving Credit Facility under which such lenders would extend their commitments beyond June 30, 1998. Unless the Company and its secured lenders agree to further modifications of the covenants contained in the Revolving Credit Facility or the Company is able to obtain alternative sources of financing to refinance the Revolving Credit Facility, the Company expects that it will again be in default thereunder at the end of the fiscal quarter ending June 30, 1998. In such event, the Company's secured lenders again would be entitled to refuse to make further advances under the Revolving Credit Facility and to require the Company to repay all amounts then outstanding on demand. In light of the reasons described above, the balance of the Revolving Credit Facility at December 31, 1997 has been classified within current liabilities.

                  The Company intends to explore various alternatives for enabling it to continue to satisfy its consolidated cash requirements, including amounts due to its trade creditors and its secured lenders. Additionally, the Company intends to refine and refocus its business strategy in light of its current assessment of the competitive marketplace in which it operates. Such strategies may include restructuring the Company's organization to be as efficient and effective as possible; selling certain non-core assets (including the former MEM manufacturing plants in Northvale, New Jersey and in Boucherville, Quebec); and reducing capital expenditures and working capital needs. There can be no assurance that the Company will be able to accomplish any or all of these objectives.

                  Interest on the Senior Notes is payable semi-annually on February 15 and August 15 at the rate of 11-3/4% per annum. Each required payment is $11,750,000. Based on the Company's current and expected level of operations for the balance of the current fiscal year and the first half of fiscal 1998, the Company does not expect to be able to pay the installment of interest due on August 15, 1998 with cash generated from operations. Unless the Company is able to obtain sufficient cash from asset sales or the modification or refinancing of the secured debt, the Company anticipates that it will be required to undertake one or more extraordinary transactions during the next twelve months. There can be no assurance, however, that the Company will be able to consummate any such extraordinary transaction or that, if consummated, the Company will have access to sufficient sources of funds to enable it to meet its consolidated cash requirements, including payments of interest on the Senior Notes.

                  4.       SENIOR REDEEMABLE PREFERRED STOCK
                           AND REDEEMABLE PREFERRED STOCK

                  On April 28, 1997, the Company completed an offer to exchange shares of Senior Redeemable Preferred Stock, Series C ("Series C Preferred Stock"), which are registered under the Securities Act, for outstanding shares of its Senior Redeemable Preferred Stock, Series B ("Series B Preferred Stock"), which are subject to certain transfer restrictions, on a share-for-share basis. The Series C Preferred Stock has substantially the same terms as the Series B Preferred Stock but is not subject to transfer restrictions. Following the exchange, there were 775 shares of Series B Preferred Stock outstanding and 126,916 shares of Series C Preferred Stock outstanding. Shares of Series B Preferred Stock and Series C Preferred Stock are together referred to as Senior Redeemable Preferred Stock on the Consolidated Balance Sheets at December 31, 1997, and March 31, 1997. As of December 31, 1997, the aggregate liquidation preference of the Company's outstanding shares of Senior Redeemable Preferred Stock was $136,891,000. As of December 31, 1997, accrued and unpaid dividends were approximately $2,438,000.

                  On February 12, 1998, the Company's Board of Directors declared the quarterly dividend payment on the Company's Senior Redeemable Preferred Stock in the amount of approximately $4,877,000. Such dividend payment will be made through the issuance of additional shares of Senior Redeemable Preferred Stock. The dividend will be payable on February 17, 1998 to holders of record of Senior

Redeemable Preferred Stock on February 1, 1998, at the rate of 0.035625 shares of Senior Redeemable Preferred Stock per share. According to the terms of the Senior Redeemable Preferred Stock, if the Company does not pay cash dividends after November 17, 1997, the per annum dividend rate is increased by 0.25% during each quarter on which such non-cash dividend payment occurs, unless such non-cash payment has occurred during more than four quarters, in which case the per annum dividend rate will be increased by 0.5% in each quarter in which such non-cash payment occurs, to a maximum rate of 17% per annum. Thus, the effective quarterly dividend rate for the Senior Redeemable Preferred Stock is currently 3.5625%. The Company does not currently expect to pay cash dividends on the Senior Redeemable Preferred Stock and accordingly the effective quarterly dividend rate thereon will be increased as described.

                  At December 31, 1997, the aggregate liquidation preference of the Company's Redeemable Preferred Stock was $13,781,000. As of December 31, 1997, accrued and unpaid dividends were $172,000.

                  5.       OTHER EXPENSE (INCOME)-NET

                           Other expense (income)-net was ($2,074,000) for the
nine months ended December 31, 1997. Other expense (income)-net consists primarily of the proceeds from a key man life insurance policy, of which the Company was the beneficiary, on the life of Dr. Thomas V. Bonoma, the late Chairman and Chief Executive Officer of the Company, net of incremental expenses incurred by the Company relating to the death of Dr. Bonoma. Other expense (income)-net also includes certain fees payable to Kidd Kamm Equity Partners, L.P., the majority shareholder of the Company, of $506,000. As of December 31, 1997, approximately $306,000 of such fees had been paid. As of August 15, 1997, such payments were restricted by the terms of the Company's Cumulative Exchangeable Preferred Stock.


                  6.       LITIGATION

                  ATLANTIS LITIGATION. The stipulation settling this litigation was approved by the court in November 1997. Pursuant to the stipulation, in consideration for the payment of $295,000 ($125,000 of which was paid by the Company) to plaintiffs, all of the plaintiffs' claims were settled, each of the defendants, including the Company, was released in full, and the litigation was dismissed.

                  MEM LITIGATION. The court approved the settlement, pursuant to which MEM paid $25,000 for plaintiffs' attorneys' fees, additional disclosure was made to shareholders through the settlement notice and full releases were exchanged by the parties. The order dismissing the litigation became final in October 1997.

                  PREMIER SALES GROUP LITIGATION. The Company, Cosmar and GACI filed their third party complaint against the sellers of GACI (the "Sellers") in November 1997 (the "Third Party Complaint"). The claims alleged in the Third Party Complaint are (i) breach of certain representations and warranties contained in the Stock Purchase Agreement, (ii) indemnification, and (iii) misrepresentation. In February 1998, the Sellers filed a motion to dismiss the Third Party Complaint on jurisdictional grounds. The Company, Cosmar and GACI are preparing their opposition to the motion to dismiss. Discovery is proceeding and negotiations with the plaintiffs and Sellers are continuing. The Company does not believe the outcome of this litigation will have a material impact on the Company's financial condition or results of operations.

                  ORIGINAL ADDITIONS LITIGATION. In November 1997, Cosmar filed a AAA arbitration claim against Original Additions (Beauty Products), Ltd. ("Original Additions"), a former distributor of Cosmar products in the United Kingdom, seeking recovery of approximately $130,000 owed to Cosmar pursuant to a distribution agreement between the parties. On the same day, Original Additions filed a complaint in Superior Court in Los Angeles County, California against the Company, Cosmar and Dana U.K. Limited ("Dana U.K."), another subsidiary of the Company. The complaint alleges (i) breach of contract, (ii) interference with and conspiracy to interfere with contract, (iii) unfair competition and conspiracy to unfairly compete and (iv) fraud. Original Additions seeks reformation of the distribution agreement, declaratory relief with respect to its alleged right of set-off and compensatory and punitive damages in amounts to be proven. The parties have agreed to extend the time to respond to the complaint and the arbitration demand to April 10, 1998, and are in the process of drafting an arbitration agreement pursuant to which both the complaint and AAA arbitration will be dismissed and all claims will be resolved by arbitration by a retired judge. The Company, Cosmar and Dana U.K. believe that they have meritorious defenses to the claims, and intend to vigorously defend such claims. The Company does not believe that the outcome of this litigation will have a material impact on the Company's financial condition or results of operations.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The Company's fiscal year ending March 31, 1998, is referred to herein as "Fiscal 1997." The Company's fiscal year ended March 31, 1997, is referred to herein as "Fiscal 1996."

                  This discussion and analysis relates to the consolidated results of operations of Renaissance Cosmetics, Inc. (the "Company"), which includes the Company's major operating divisions (the "Fragrance division," the "Cosmetics division" and the "International division," which includes both fragrance and cosmetics sales), resulting from the following acquisitions that have been consummated by the Company, from the date of such acquisitions, each of which is discussed in greater detail in Item 1 and Item 7 of the Company's Fiscal 1996 Form 10-K.

         1. The Houbigant Acquisition in July and August 1994, the Cosmar Acquisition in August 1994, the Dana Acquisition in December 1994 and the ACB Acquisition in December 1994;

         2. The acquisition of Great American Cosmetics, Inc. in August 1996 (the "GAC Acquisition"), the operations of which have been integrated into Cosmar;

         3. The acquisition of MEM Company, Inc. in December 1996 (the "MEM Acquisition"), the domestic operations of which have been integrated into Dana; and

         4. The acquisition of certain mass-market fragrance brands from Proctor & Gamble in December 1996 (the "P&G Brands Acquisition"), the domestic operations of which have been integrated into Dana.

                  The GAC Acquisition, the MEM Acquisition and the P&G Brands Acquisition are referred to collectively as the "Acquisitions."

                  The Company is reporting lower than expected Net Sales, Operating Income and EBITDA for the three month period ended December 31, 1997, primarily as a result of four factors. First, as described more fully below, Christmas holiday fragrance sales in the Fragrance division were significantly below the Company's expectations. Second, profitability in this division was adversely affected during this period by higher than expected costs of goods sold and freight due to difficulties encountered in integrating the manufacturing of new brand products acquired in the Acquisitions into the Company's Mountain Top, Pennsylvania manufacturing facility (the "Plant"). Third, the third quarter results also reflect, as more fully described below, lower than expected sales and profitability of the Company's "Cosmar" brand artificial nail products, which the Company attributes to increased competition from new entrants in the category which has resulted in loss of market share and higher than expected returns. Fourth, during the third quarter, the Company experienced lower than expected sales in Brazil due to economic conditions in that country, resulting from government actions to support the Brazilian currency.

                  The Company has now experienced two consecutive disappointing Christmas holiday seasons in the mass-market fragrance industry and now believes that its third quarter results reflect a new trend in this market segment. The Company also believes that its results indicate a significant change in the competitive market environment in which the Company's "Cosmar" brand operates. Therefore, during the third quarter the Company performed a comprehensive review of its balance sheet to determine if the Company should make adjustments to estimates and reserves reflected on its balance sheet that were based, when made, on the Company's prior historical experience. Such review also included a reassessment of the assumptions that should be used to arrive at estimates and reserves in light of these changing market conditions. The Company reviewed its estimates for customer charge-backs, sales returns and holiday markdowns, accounts receivable, inventory and trade promotion, among other items. As a result of this review, the Company's results of operations for the three and nine month periods ending December 31, 1997 include adjustments of approximately $16 million to reflect actual costs that exceeded estimates and other changes to estimates that had been used in recording the prior year's results.

                  The Company believes that the factors that affected its performance during the third quarter will also negatively impact the Company's fourth quarter performance. Additionally, during the fourth quarter, the Company expects to undergo a thorough reexamination of all aspects of its business with the goal of restructuring its business as necessary to succeed in the current industry environment. The Company expects that this may result in a restructuring charge in the fourth quarter of Fiscal 1997 in an amount not yet determined.

                  Based on the above developments, the Company has conducted an evaluation of its long-lived assets, including goodwill, based upon the Company's current best estimates of its current business plans, and has presently determined that there has not been an impairment in such assets. The Company will continue to actively monitor the carrying value of its long-lived assets as the changes in the business develop.

OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996

                  NET SALES.  The Company's net sales were as follows:

                                                 Nine Months
                                             Ended December 31,

                                1997                            1996
                   --------------- --------------- --------------- -------------
                                          (dollars in thousands)

DIVISION            Gross Profit   % of Net Sales   Gross Profit  % of Net Sales
-----------------  --------------- --------------- --------------- -------------
Fragrance              $75,277          48.3%          $55,624          44.6%
Cosmetics               39,333          25.3            37,586          30.2
International           41,097          26.4            31,380          25.2
                      ---------      ---------        ---------        ------
      TOTAL           $155,707         100.0%         $124,590         100.0%
                      ========         =====          ========         =====


                  Total net sales increased by 25.0% to $155,707,000.

                  Fragrance division net sales increased 35.3% to $75,277,000 which includes approximately $9,400,000 of adjustments to the prior year's estimated accruals for customer charge-backs, holiday markdowns and sales returns. Without giving effect to these adjustments, net sales for the Fragrance division would have been $84,677,000 for the first nine months of Fiscal 1997. The increase in net sales was due principally to net sales of brands acquired in the MEM Acquisition and P&G Brands Acquisition. Net sales of MEM brands and P&G brands were $25,145,000 during the first nine months of Fiscal 1997 as compared to sales of MEM brands and P&G brands during the first nine months of Fiscal 1996 of $1,818,000. Fragrance division net sales were negatively impacted by the lower than expected Christmas season sell-through, resulting in an increase in estimated sales returns accruals over what was originally expected, of approximately $2,700,000 at December 31, 1997.

                  Cosmetics division net sales increased 4.6% to $39,333,000 which includes approximately $2,000,000 of adjustments to the prior year's estimated accruals for sales returns. Without giving effect to these adjustments, net sales for the first nine months of Fiscal 1997 would have been $41,333,000. The increase in net sales is due to increased sales of a new brand of cosmetics, which was acquired in the GAC Acquisition, being included for the entire year offset by declines in sales of the "Cosmar" brand products. Net sales of such new brand of cosmetics during the first nine months of Fiscal 1997 were approximately $6 million higher than sales in the comparable period of Fiscal 1996. Net sales of the "Cosmar" brand products during the first nine months of Fiscal 1997 were approximately $5 million lower than sales in the comparable period of Fiscal 1996. The Company attributes the lower than expected sales and profitability of the "Cosmar" brand products to increased competition from new entrants in the category which resulted in loss of market share and higher than expected returns.

                  International division net sales increased 31.0% to $41,097,000. Substantially all of this increase consisted of the sales from the UK subsidiary which began operations in December 1996. This increase, together with an increase in sales in Canada, was offset, in part, by a decrease in export sales as the Company is in the process of establishing new distribution agreements.

                  GROSS PROFIT.  The Company's gross profit was as follows:




                                                 Nine Months
                                             Ended December 31,

                                1997                            1996
                   --------------- --------------- --------------- -------------
                                          (dollars in thousands)

DIVISION            Gross Profit   % of Net Sales   Gross Profit  % of Net Sales
-----------------  --------------- --------------- --------------- -------------
Fragrance              $35,046          46.6%          $35,876          64.5%
Cosmetics               21,684          55.1            21,892          58.2
International           23,740          57.8            17,935          57.2
                      ---------      ---------        ---------        ------
      TOTAL            $80,470          51.7%          $75,703          60.8%
                       =======          ====           =======          ====


                  Fragrance division gross profit margin declined to 46.6% from 64.5% due in part to the effects of approximately $9,400,000 of adjustments described in "Net Sales" above and approximately $1,900,000 of adjustments to cost of goods sold. Without such adjustments, gross profit for the fragrance division would have been $46,346,000 or 54.7%. The decline in gross profit margins without giving effect to the adjustments discussed above is due to higher close-out sales and to higher sales of children's cosmetics products, which generate lower gross margins. Nonetheless, the gross profit margin on fragrance products sold through normal channels declined to 58.4%. Such decline was due to difficulties encountered in integrating the manufacturing of new brand products acquired in the Acquisitions into the Company's Plant which resulted in delays in production and required the Company to out-source a large portion of Christmas production. Higher labor and overhead costs at the Plant caused by increased levels of overtime and lower throughput also contributed to the decline in the gross profit margin on fragrance products. Gross profit was further reduced by additional depreciation incurred in the first nine months of Fiscal 1997 in connection with the expansion of the Plant.

                  Cosmetics division gross profit margin declined to 55.1% compared to 58.2% during the comparable period in the prior year. Without giving effect to the $2,000,000 of adjustments discussed in "Net Sales" above, gross profit margins for the Cosmetics division would have been 57.3%.

                  International division gross profit margin increased to 57.8% from 57.2% reflecting changes in product mix.

                  SELLING EXPENSES. The Company's selling expenses in the first nine months of Fiscal 1997 and the first nine months of Fiscal 1996 were $65,178,000

(41.9% of Net Sales) and $47,660,000 (38.3% of Net Sales), respectively. Without giving effect to the adjustments discussed in "Net Sales" above, selling expenses would have been 38.8% of Net Sales. Selling expenses increased in the first nine months of Fiscal 1997 due to higher advertising expenditures, primarily to support the brands acquired in the Acquisitions, and the additional fixed selling costs of the larger selling organizations required by the Company's expanded product offerings. The increase in selling expenses as a percentage of sales is attributable to the combination of the aforementioned increased costs and lower than expected net sales.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the first nine months of Fiscal 1997 were $25,506,000 (16.4% of Net Sales), compared to $16,268,000 (13.1% of Net Sales) in the first nine months of Fiscal 1996. General and administrative expenses in the Fiscal 1997 period includes approximately $1,900,000 of adjustments to prior year's estimated accruals. Excluding these adjustments, general and administrative expenses would have been $23,606,000 (14.1% of Net Sales). The increase in general and administrative expenses was attributable to the additional fixed costs for the infrastructure necessary to run a larger organization, primarily resulting from increased expenses as a result of the Acquisitions within the Cosmetic and Fragrance divisions, the Corporate office, the children's cosmetics business and the UK subsidiary established in December 1996. The increase in general and administrative expenses as a percentage of sales reflects the additional fixed costs discussed above and lower than expected net sales.

                  RESTRUCTURING COSTS. Restructuring costs in the first nine months of Fiscal 1997 and the nine months of Fiscal 1996 were $1,661,000 (1.1% of Net Sales) and $335,000 (0.3% of Net Sales). Restructuring costs consist of severance, relocation costs, and recruiting and outplacement fees. Such costs increased in Fiscal 1997 due to personnel changes made in order to expand and upgrade the organization following consummation of the Acquisitions.

                  AMORTIZATION OF INTANGIBLE AND OTHER ASSETS. Amortization of intangible and other assets during the first nine months of Fiscal 1997 was $9,185,000 (5.9% of Net Sales) and $5,141,000 (4.1% of Net Sales) in the first nine months of Fiscal 1996. This increase is due to an increase in intangible assets resulting principally from the Acquisitions.

                  OPERATING INCOME (LOSS). Operating loss was $21,060,000 (13.5% of Net Sales) for the first nine months of Fiscal 1997 as compared to operating income of $6,299,000 (5.1% of Net Sales) for the first nine months of Fiscal 1996.

                  Management believes that, as an additional measurement, earnings (loss) before interest, taxes, depreciation and amortization ("EBITDA") is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity.

                  The computation of EBITDA is set forth in the table below:


                                                   NINE MONTHS ENDED
                                                      DECEMBER 31,
                                            1997                     1996
                                     -------------------        --------------
                                                     (in thousands)

Operating Income (Loss)                        $(21,060)                $6,299
Plus:  Amortization of Intangibles
and Other Assets                                  9,185                  5,141
Plus:  Depreciation                               5,192                  2,715
                                     -------------------        --------------
EBITDA                                          $(6,683)               $14,155
EBITDA % of Net Sales                             (4.3%)                 11.4%


                  Without giving effect to the adjustments discussed above, EBITDA for the first nine months of Fiscal 1997 would have been approximately $9,300,000 (5.5% of Net Sales).

                  INTEREST EXPENSE. The Company's total interest expense was $22,922,000 for the first nine months of Fiscal 1997 as compared to $17,206,000 for the first nine months of Fiscal 1996, while cash interest paid or accrued for the periods was $20,444,000 and $13,185,000 respectively. Interest expense consisted of the following:

                                                                              22
                                                     NINE MONTHS ENDED
                                                        DECEMBER 31,
                                              1997                     1996
                                       -------------------        --------------
CASH INTEREST PAID OR ACCRUED                         (in thousands)

Interest on Senior Notes                      $17,625                 $       --
Interest on Revolving Credit Facility           2,251                         --
Interest on Old Senior Notes                       --                      6,706
Interest on Seller Notes (payable in
2002)                                             387                        337
Interest on Old Credit Facility                    --                      4,912
Interest on Old Senior Secured Credit
Facility                                           --                      1,090
Other Interest                                    181                        140
                                             --------                   --------
Total Cash Interest Expense                   $20,444                    $13,185
                                              -------                    -------


                                       -------------------        --------------
NON-CASH INTEREST EXPENSE

Amortization of Deferred Financing
Costs                                          $1,584                 $  2,918
Accretion of Old Senior Notes and
Seller Notes                                      147                      265
Accretion of Interest on Obligations
for Minimum Royalty Payment                       747                      838

                                       -------------------        --------------
Total Non-Cash Interest Expense               $ 2,478                  $ 4,021
                                              -------                  -------

Total Interest Expense                        $22,922                  $17,206
                                              =======                  =======


                  OTHER EXPENSE (INCOME)-NET. Other expense (income)-net was ($2,074,000) for the first nine months of Fiscal 1997 and consisted primarily of the proceeds from a key man life insurance policy covering the Company's late Chairman and Chief Executive Officer, Dr. Thomas V. Bonoma, on which the Company was the beneficiary, net of incremental expenses incurred by the Company relating to Dr. Bonoma's death. Other expense (income) also included other fees payable to the Company's majority shareholder during the first nine months of Fiscal 1997 of $506,000. As of December 31, 1997, approximately $306,000 of such fees had been paid. As of August 15, 1997, the Company was restricted from making such payments pursuant to the terms of the Company's Cumulative Exchangeable Preferred Stock. No fees were paid or accrued during the first nine months of Fiscal 1996, because the Company was prohibited from making such payments pursuant to the indenture for the then-outstanding Old Senior Notes. Other expenses (income) also included $824,000 of foreign currency losses primarily from intercompany transactions.

                  INCOME TAX PROVISION. Income tax provision was $1,472,000 for the first nine months of Fiscal 1997 and $569,000 for the first nine months of Fiscal 1996. The effective tax rates differ from the United States federal income tax rate due to state and foreign income taxes and limitations on utilization of federal income tax benefits. The increase in income taxes during the first nine months of Fiscal 1997 is due to higher pre-tax income in foreign jurisdictions.

OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

                  NET SALES.  The Company's net sales were as follows:



                                               Three Months
                                             Ended December 31,

                                1997                            1996
                   --------------- --------------- --------------- -------------
                                          (dollars in thousands)

    DIVISION          Net Sales      % of Total       Net Sales      % of Total
-----------------  --------------- --------------- --------------- -------------
Fragrance              $27,872          52.6%          $21,558          46.0%
Cosmetics                7,830          14.8            13,567          28.9
International           17,310          32.7            11,755          25.1
                      ---------      ---------        ---------        ------

      TOTAL            $53,012         100.0%          $46,880         100.0%
                       =======         ======          =======         ======

                  Total net sales increased by 13.1% to $ 53,012,000.

                  Fragrance division net sales increased 29.3% to $27,872,000 which includes approximately $7,500,000 of adjustments to the prior year's and the first half of Fiscal 1997's estimated accruals for customer charge-backs, holiday markdowns and sales returns. Without giving effect to these adjustments, net sales for the Fragrance division would have been $35,372,000 for the third quarter of Fiscal 1997. The increase in net sales was due principally to net sales of brands acquired in the MEM Acquisition and P&G Brands Acquisition as well as certain customers' deferring shipments of Christmas orders from the second quarter to the third quarter. Approximately 57% of Christmas orders were shipped during the third quarter of Fiscal 1997 as compared to 27% shipped during the third quarter of Fiscal 1996. Net sales of MEM brands and P&G brands were $10,135,000 during the third quarter of Fiscal 1997 as compared to sales of MEM brands and P&G brands during the third quarter of Fiscal 1996 of $1,818,000. Fragrance division net sales were negatively impacted by the lower than expected Christmas season sell-through resulting in an increase in estimated sales returns accruals over what was originally expected, of approximately $2,700,000 at December 31, 1997.

                  Cosmetics division net sales decreased 42.3% to $7,830,000 which includes approximately $3,400,000 of adjustments to the prior year's and to the first half of Fiscal 1997's estimated accruals for sales returns. Without giving effect to these adjustments, net sales for the third quarter of Fiscal 1997 would have been $11,230,000. The decrease in net sales is due to declines in sales of the "Cosmar" brand products. Net sales of the "Cosmar" brand products during the third quarter of Fiscal 1997 were approximately $3 million lower than sales during the comparable period of Fiscal 1996. The Company attributes the lower than expected sales and profitability of the "Cosmar" brand products to increased competition from new entrants in the category which resulted in loss of market share and higher then expected returns.

                  International division net sales increased 47.3% to $17,310,000. Substantially all of this increase consisted of the sales from the UK subsidiary which began operations in December 1996. This increase, together with an increase in sales in Canada, was offset, in part, by a decrease in export sales as the Company is in the process of establishing new distribution agreements.

                  GROSS PROFIT.  The Company's gross profit was as follows:


                                                Nine Months
                                             Ended December 31,

                                1997                            1996
                   --------------- --------------- --------------- -------------
                                          (dollars in thousands)

DIVISION            Gross Profit   % of Net Sales   Gross Profit  % of Net Sales
-----------------  --------------- --------------- --------------- -------------
Fragrance              $ 6,339          22.7%          $12,502          58.0%
Cosmetics                2,785          35.6             7,971          58.8
International            9,851          56.9             6,810          57.9
                      ---------      ---------        ---------        ------
      TOTAL            $18,975          35.8%          $27,283          58.2%
                       =======          ====           =======          ====

                  Fragrance division gross profit margin declined to 22.7% from 58.0% due in part to the effects of approximately $7,500,000 of adjustments described in "Net Sales" above and approximately $1,900,000 of adjustments to cost of goods sold. Without such adjustments, gross profit for the fragrance division would have been $15,739,000 or 44.5%. The decline in gross profit margins without giving effect to the adjustments discussed above is due to higher close-out sales and to higher sales of children's cosmetics products, which generate lower gross profit margins. Nonetheless, the gross margin on fragrance products sold through normal channels declined to 45.0%. Such decline was due to difficulties encountered in integrating the manufacturing of new brand products acquired in the Acquisitions into the Company's Plant which resulted in delays in production and required the Company to out-source a large portion of Christmas production. Higher labor and overhead costs at the Plant caused by increased levels of overtime and lower through-put also contributed to the decline in the gross profit margin on fragrance products. Gross profit was further reduced by additional depreciation incurred in the third quarter of Fiscal 1997 in connection with the expansion of the Plant.

                  Cosmetics division gross profit margin declined to 35.6% compared to 58.8% during the comparable period in the prior year. Without giving effect to the $3,400,000 of adjustments discussed in "Net Sales" above, gross profit margins for the Cosmetics division would have been 55.1%.

                  International division gross profit margin decreased to 56.9% from 57.9 % reflecting changes in product mix.

                  SELLING EXPENSES. The Company's selling expenses in the third quarter of Fiscal 1997 and the third quarter of Fiscal 1996 were $24,380,000 (46.0% of Net Sales) and $17,436,000 (37.2% of Net Sales), respectively. Without giving effect to the adjustments discussed in "Net Sales" above, selling expenses would have been

37.7% of Net Sales. Selling expenses increased in the third quarter of Fiscal 1997 due to higher advertising expenditures, primarily to support the brands acquired in the Acquisitions, and the additional fixed selling costs of the larger selling organizations required by the Company's expanded product offerings. The increase in selling expenses as a percentage of sales is attributable to the combination of the aforementioned increased costs and lower than expected net sales.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the third quarter of Fiscal 1997 were $11,089,000 (20.9% of Net Sales) compared to $6,557,000 (14.0% of Net Sales) in the third quarter of Fiscal 1996. General and administrative expenses in the Fiscal 1997 period include approximately $1,500,000 of adjustments to the prior year's and the first half of Fiscal 1997's estimated accruals. Excluding these adjustments, general and administrative expenses would have been $9,589,000 (14.8% of Net Sales). The increase in general and administrative expenses was attributable to the additional fixed costs for the infrastructure necessary to run a larger organization, primarily resulting from increased expenses as a result of the Acquisitions within the Cosmetic and Fragrance divisions, the Corporate office, the children's cosmetics business and the UK subsidiary established in December 1996. The increase in general and administrative expenses as a percentage of sales reflects the additional fixed costs discussed above and lower than expected net sales.

                  RESTRUCTURING COSTS. Restructuring costs in the third quarter of Fiscal 1997 and the third quarter of Fiscal 1996 were $544,000 (1.0% of Net Sales) and $82,000 (.2% of Net Sales). Restructuring costs consist of severance, relocation costs, and recruiting and outplacement fees. Such costs increased in Fiscal 1997 due to personnel changes made in order to expand and upgrade the organization following consummation of the Acquisitions.

                  AMORTIZATION OF INTANGIBLES AND OTHER ASSETS. Amortization of intangibles and other assets during the third quarter of Fiscal 1997 was $3,233,000 (6.1% of Net Sales) and $2,019,000 (4.3% of Net Sales) in the third quarter of Fiscal 1996. This increase is due to an increase in intangible assets resulting principally from the Acquisitions.

                  OPERATING INCOME (LOSS). Operating loss was $20,271,000 (38.2% of Net Sales) for the third quarter Fiscal 1997 as compared to operating income of $1,189,000 (2.5% of Net Sales) for the third quarter of Fiscal 1996.

                  Management believes that, as an additional measurement, earnings (loss) before interest, taxes, depreciation and amortization ("EBITDA") is useful and meaningful to an understanding of the operating performance of the Company. However, EBITDA should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measurement of liquidity. The computation of EBITDA is set forth in the table below:

                                                   NINE MONTHS ENDED
                                                      DECEMBER 31,
                                            1997                     1996
                                     -------------------        --------------
                                                     (in thousands)

Operating Income (Loss)                        $(20,271)                $1,189
Plus:  Amortization of Intangibles
and Other Assets                                  3,233                  2,019
Plus:  Depreciation                               2,003                  1,036
                                     -------------------        --------------
EBITDA                                         $(15,035)                $4,244
EBITDA % of Net Sales                            (28.4)%                  9.1%


                  Without giving effect to the adjustments discussed above, EBITDA for the third quarter of Fiscal 1997, would have been approximately ($35,000) (0.1% of Net Sales).

                  INTEREST EXPENSE. The Company's total interest expense was $8,343,000 for the third quarter of Fiscal 1997 as compared to $6,368,000 for the third quarter of Fiscal 1996, while cash interest paid or accrued for the periods was $7,448,000 and $4,609,000, respectively.

Interest expense consisted of the following:

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                              1997                     1996
                                       -------------------        --------------
CASH INTEREST PAID OR ACCRUED                         (in thousands)

Interest on Senior Notes                       $5,875                         --
Interest on Revolving Credit Facility           1,300                         --
Interest on Old Senior Notes                       --                      2,235
Interest on Seller Notes (payable in
2002)                                             141                        117
Interest on Old Credit Facility                    --                      1,082
Interest on Old Senior Secured Credit
Facility                                           --                      1,090
Other Interest                                    132                         85
                                             --------                   --------
Total Cash Interest Expense                    $7,448                     $4,609



                                       -------------------        --------------
NON-CASH INTEREST EXPENSE

Amortization of Deferred Financing
Costs                                            $577                   $1,313
Accretion of Old Senior Notes and
Seller Notes                                       48                       96
Accretion of Interest on Obligations
for Minimum Royalty Payment                       270                      350

                                       -------------------        --------------
Total Non-Cash Interest Expense                  $895                   $1,759
                                       -------------------        --------------

Total Interest Expense                         $8,343                   $6,368
                                       ===================        ==============

                  OTHER EXPENSE (INCOME) - NET. Other expense (income) - net was $755,000 for the third quarter of Fiscal 1997 which consists primarily of foreign currency losses primarily from intercompany transactions.

                  INCOME TAX PROVISION. Income tax provision was $561,000 for the third quarter of Fiscal 1997 and $260,000 for the third quarter of Fiscal 1996. The effective tax rates differ from the United States federal income tax rate due to state and foreign income taxes and limitations on utilization of federal income tax benefits. The increase in income taxes is due to higher pre-tax income during the third quarter of Fiscal 1997 in foreign jurisdictions.

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

OTHER

                  The Company has evaluated the potential impact of the situation commonly known as the Year 2000 problem. The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to years beginning with 2000. The Company's assessment indicates that the Company and many of its subsidiaries will each have "Year 2000 Compliant" software no later than the end of Fiscal 1998. The Company is currently evaluating the proper course of action regarding its remaining systems. Additionally, the Company is in the process of determining the effect of this problem on its vendors' and customers' systems. The Company presently believes that with conversions to new systems and modifications to existing software the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made, or not timely, the Year 2000 problem could have a material impact on the operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

                  NET CASH USED IN/PROVIDED BY OPERATING, INVESTING AND FINANCING ACTIVITIES. Net cash used by the Company in operating activities for the nine months ended December 31, 1997 was $38,403,000, consisting primarily of a net loss of $42,289,000 less (i) non-cash items impacting net loss of $16,267,000 (ii) increases in accounts receivable, inventories and prepaid expenses and other assets of $18,000, $7,444,000, and $5,094,000, respectively,
(iii) decreases in accounts payable of $4,213,000, offset by (iv) increases in accrued expenses and other of $4,052,000 and $336,000, respectively.

                  Net cash provided by investing activities was $2,948,000, consisting primarily of net proceeds from the sale of marketable securities of $9,848,000 and proceeds from the sale of one of the properties acquired in the MEM acquisition of $1,823,000, offset by capital expenditures of $7,727,000, other investing activities of $450,000 and investments in the joint venture in China of $546,000, net of cash acquired.

                  Net cash provided by financing activities was $38,773,000, consisting primarily of borrowings on the revolving credit facility with General Electric Capital Corporation and other lenders ("Revolving Credit Facility") of $56,000,000 and the proceeds from the sale of treasury stock of $46,000 offset by repayments on the New Revolving Credit Facility of $14,300,000, the payment of minimum royalty obligations of $2,520,000 and financing fees of $453,000.

                  OUTSTANDING INDEBTEDNESS AND LIQUIDITY REQUIREMENTS. As of December 31, 1997, the Company had total outstanding indebtedness of $245,724,000, consisting of (1) $200,000,000 of Senior Notes, (2) $4,024,000 of
Subordinated Seller Notes and (3) $41,700,000 under the Revolving Credit Facility which is classified within current liabilities. Additionally, the Company has drawn approximately $1,577,000 of letters of credit against the available revolving credit facility at December 31, 1997. As of February 13, 1998, the Company has outstanding indebtedness of $48,965,000 under the Revolving Credit Facility including outstanding letters of credit. Additionally, as of February 13, 1998, the Company had cash balances of $6,054,000 and availability under the Revolving Credit Facility of $15,728,000 including the overadvance of $6,000,000.

                  The agreement relating to the Revolving Credit Facility with the Company's operating subsidiaries contains financial covenants that require the Company to maintain specified ratios and satisfy other financial tests. Because of the significant operating loss reported by the Company for the three months ended December 31, 1997, the Company was not in compliance with certain of these financial covenants at such date.

                  On February 17, 1998 (the "Effective Date"), the Company's operating subsidiaries and the lenders who are parties to the Revolving Credit Facility entered into a Waiver, Amendment and Consent (the "Amendment"), under which the lenders agreed to (1) waive the covenant defaults in existence as of December 31, 1997, (2) reset the financial covenants for the fiscal quarter ending March 31, 1998, and (3) provide an overadvance of up to $6 million through July 31, 1998. In exchange therefor, the operating subsidiaries of the Company agreed (a) to restrict the payment of fees to the Company's majority common shareholder, which are Restricted Payments under the Revolving Credit Facility, (b) not to make certain other Restricted Payments through July 31, 1998, (c) to convert all LIBOR Loans outstanding on the Effective Date to Index Rate Loans, (d) to fix the interest rates on (i) all revolving credit advances (other than overadvances) at the Index Rate plus 2% and (ii) all overadvances at the Index Rate plus 4%, (e) to pledge 100% of the stock of all domestic operating subsidiaries, and 66% of the stock of Houbigant (1995) Ltee, (f) to grant mortgages on the Company's Boucherville, Quebec and Northvale, New Jersey properties and (g) to pay the lenders a fee of $450,000. In addition, the lenders have provided additional borrowing base under the Revolving Credit Facility. As of February 13, 1998, such increased availability would have been approximately $8,900,000. This additional availability will fluctuate as the nature and the amount of collateral changes. The Revolving Credit Facility defines "Index Rate" as the floating rate equal to the higher of (i) the rate publicly quoted from time to time by THE WALL STREET JOURNAL as the "base rate on corporate loans at large U.S. money center commercial banks" (or, if THE WALL STREET JOURNAL ceases quoting a base rate of the type described, the highest per annum rate of interest published by the Federal Reserve Board in Federal Reserve statistical release H.15 (519) entitled "Selected Interest Rates" as the bank prime loan rate or its equivalent), and (ii) the Federal funds rate plus fifty basis points per annum.

                  Interest in the aggregate amount of $11,750,000 on the Company's outstanding 11-3/4% Senior Notes due 2004 (the "Senior Notes") is due and payable on February 17, 1998. The Senior Notes are obligations of the Company and are not guaranteed by any of the Company's operating subsidiaries. At the time the Senior

Notes were issued, a special purpose subsidiary of the Company (the "Guarantor") established an escrow account to secure certain payments of interest due on the Senior Notes. As of December 31, 1997, this escrow account held approximately $13,470,000 in marketable securities. On February 13, 1998, the Company announced that, in order to maximize its liquidity available for marketing, product launch and trade related efforts, it had on February 12, 1998 advised the trustee under the Indenture dated February 7, 1997, under which the Senior Notes were issued (the "Indenture"), that neither the Company nor the Guarantor will pay the portion of the interest payment due on the Senior Notes required to be paid by them. The Company instead requested that the trustee exercise its right to request the escrow agent to make available additional funds to pay the balance of the interest due to the holders of the Senior Notes. On February 17, 1998, pursuant to the request of the trustee, the escrow agent released funds held in the escrow account to make such interest payment in full.

                  The Company believes that its cash on hand, cash generated from operations and borrowings made available to it under the Revolving Credit Facility will be sufficient to enable it to satisfy its needs for cash and working capital during the balance of the fiscal year ended March 31, 1998 and during the quarter ended June 30, 1998. The waivers and modifications to the Revolving Credit Facility do not relate to periods on or after June 30, 1998. The Company intends to work with its secured lenders with a view to obtaining an amendment to the Revolving Credit Facility under which such lenders would extend their commitments beyond June 30, 1998. Unless the Company and its secured lenders agree to further modifications of the covenants contained in the Revolving Credit Facility or the Company is able to obtain alternative sources of financing to refinance the Revolving Credit Facility, the Company expects that it will again be in default thereunder at the end of the fiscal quarter ending June 30, 1998. In such event, the Company's secured lenders again would be entitled to refuse to make further advances under the Revolving Credit Facility and to require the Company to repay all amounts then outstanding on demand.

                  The Company intends to explore various alternatives for enabling it to continue to satisfy its consolidated cash requirements, including amounts due to its trade creditors and its secured lenders. Additionally, the Company intends to refine and refocus its business strategy in light of its current assessment of the competitive marketplace in which it operates. Such strategies may include restructuring the Company's organization to be as efficient and effective as possible; selling certain non-core assets (including the former MEM manufacturing plants in Northvale, New Jersey and in Boucherville, Quebec); and reducing capital expenditures and working capital needs. There can be no assurance that the Company will be able to accomplish any or all of these objectives.

                  Interest on the Senior Notes is payable semi-annually on February 15 and August 15 at the rate of 11-3/4% per annum. Each required payment is $11,750,000. Based on the Company's current and expected level of operations for the balance of the current fiscal year and the first half of fiscal 1998, the Company does not expect to be able to pay the installment of interest due on August 15, 1998 with cash generated from operations. Unless the Company is able to obtain sufficient cash from asset sales or the modification or refinancing of the secured debt, the Company anticipates that it will be required to undertake one or more extraordinary transactions during the next twelve months. There can be no assurance, however, that the Company will be able to consummate any such extraordinary transaction or that, if consummated, the Company will have access to sufficient sources of funds to enable it to meet its consolidated cash requirements, including payments of interest on the Senior Notes.

                          PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  ATLANTIS LITIGATION. The stipulation settling this litigation was approved by the court in November 1997. Pursuant to the stipulation, in consideration for the payment of $295,000 ($125,000 of which was paid by the Company) to plaintiffs, all of the plaintiffs' claims were settled, each of the defendants, including the Company, was released in full, and the litigation was dismissed.

                  MEM LITIGATION. The court approved the settlement, pursuant to which MEM paid $25,000 for plaintiffs' attorneys' fees, additional disclosure was made to shareholders through the settlement notice and full releases were exchanged by the parties. The order dismissing the litigation became final in October 1997.

                  PREMIER SALES GROUP LITIGATION. The Company, Cosmar and GACI filed their third party complaint against the sellers of GACI (the "Sellers") in November 1997 (the "Third Party Complaint"). The claims alleged in the Third Party Complaint are (i) breach of certain representations and warranties contained in the Stock Purchase Agreement, (ii) indemnification, and (iii) misrepresentation. In February 1998, the Sellers filed a motion to dismiss the Third Party Complaint on jurisdictional grounds. The Company, Cosmar and GACI are preparing their opposition to the motion to dismiss. Discovery is proceeding and negotiations with the plaintiffs and Sellers are continuing. The Company does not believe the outcome of this litigation will have a material impact on the Company's financial condition or results of operations.

                  ORIGINAL ADDITIONS LITIGATION. In November 1997, Cosmar filed a AAA arbitration claim against Original Additions (Beauty Products), Ltd. ("Original Additions"), a former distributor of Cosmar products in the United Kingdom, seeking recovery of approximately $130,000 owed to Cosmar pursuant to a distribution agreement between the parties. On the same day, Original Additions filed a complaint in Superior Court in Los Angeles County, California against the Company, Cosmar and Dana U.K. Limited ("Dana U.K."), another subsidiary of the Company. The complaint alleges (i) breach of contract, (ii) interference with and conspiracy to interfere with contract, (iii) unfair competition and conspiracy to unfairly compete and (iv) fraud. Original Additions seeks reformation of the distribution agreement, declaratory relief with respect to its alleged right of set-off and compensatory and punitive damages in amounts to be proven. The parties have agreed to extend the time to respond to the complaint and the arbitration demand to April 10, 1998, and are in the process of drafting an arbitration agreement pursuant to which both the complaint and AAA arbitration will be dismissed and all claims will be resolved by arbitration by a retired judge. The Company, Cosmar and Dana U.K. believe that they have meritorious defenses to the claims, and intend to vigorously defend such claims. The Company does not believe the outcome of this litigation will have a material impact on the Company's financial condition or results of operations.

                  See Item 3 of the Company's Fiscal 1996 Form 10-K and Item 1 of the Company's Form 10-Q for the Quarter ended September 30, 1997 for additional information relating to the foregoing and other legal proceedings.


ITEM 5.           OTHER INFORMATION

                  On October 20, 1997, John H. Lynch resigned as a director of the Company, and, on January 30, 1998, Eric R. Hamburg resigned as a director of the Company. On November 1, 1997, Sean E. Greene was elected to the Board to fill the vacancy created by Mr. Lynch's resignation. Mr. Greene serves as Group Vice President, Sales and has entered into an employment agreement, dated November 1, 1997, with the Company.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      EXHIBITS

         See the exhibit Index on pages 34 through 36 hereof.

                  (B)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 1997. The Company, however, has filed two reports on Form 8- K on February 3, 1998 and February 13, 1998, respectively, with accompanying press releases.

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

3.2 (7)           Amended and Restated Bylaws of RCI

3.3 (8)           Certificate of Incorporation of Renaissance Guarantor, Inc.
                  ("RGI") filed with the Secretary of State of the State of Delaware on February 6, 1997.

3.4 (8)           Bylaws of RGI.

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

10.1 Employment Agreement, dated as of August 26, 1997 and approved by the Board of Directors on October 22, 1997, between RCI and Norbert Becker.

10.2 Employment Letter Agreement, dated as of August 28, 1997 and approved by the Board of Directors on October 22, 1997, between RCI and Robert Corso.

10.3 Shareholder Acknowledgment, dated as of November 1, 1997, executed by Kidd Kamm Equity Partners, L.P., with respect to Norbert Becker.

10.4 Employment Letter Agreement, dated as of November 1, 1997, between RCI and Sean Greene.

10.5 Shareholder Acknowledgment, dated as of November 1, 1997, executed by Kidd Kamm Equity Partners, L.P., with respect to Sean Greene.

10.6 Amendment and Consent, dated as of November 12, 1997, among Renaissance International Export, Inc., Dana Perfumes Corp., as Borrower, the other Credit Parties to the Credit Agreement, General Electric Capital Corporation, as Agent and Lender, and the other Lenders to the Credit Agreement.

10.7              Agreement, dated as of December 1, 1997, between RCI and
                  Thomas T.S. Kaung.

10.8 Consulting Agreement, dated as of December 1, 1997, between RCI and River International, Inc.

27.1              Financial Data Schedule.

-------------------
NOTES TO EXHIBIT INDEX:

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

                                    RENAISSANCE COSMETICS, INC.



Dated:  February 17, 1998           By: /s/ ROBERT CORSO
                                        ----------------------------------------
                                        Robert Corso
                                        Group Vice President, Finance
                                        and Chief Financial Officer