Form 10-K405
period 1998-03-31
RENAISSANCE COSMETICS INC /DE/
filed 1998-06-29
CIK 933747

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

                         THREE LANDMARK SQUARE, FIFTH FLOOR
                            STAMFORD, CONNECTICUT 06901
                   (Address of principal executive office)(Zip Code)

                                   (203) 316-9800
                (Registrant's telephone number, including area code)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of March 31, 1998, there were outstanding 826,323 shares of the registrant's common stock, $.01 par value.

                      Documents Incorporated by Reference: NONE

                                        INDEX

PART I

     Item 1.   Business ...................................................  1
     Item 2.   Properties.................................................. 23
     Item 3.   Legal Proceedings........................................... 26
     Item 4.   Submission of Matters to a Vote of Security Holders......... 27

PART II

     Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters........................................ 27
     Item 6.   Selected Financial Data..................................... 28
     Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................. 30
     Item 8.   Financial Statements and Supplementary Data................. 48
     Item 9.   Changes in and Disagreements with Accountants on Accounting
                Financial Disclosure....................................... 48

PART III

     Item 10.  Directors and Executive Officers............................ 48
     Item 11.  Executive Compensation...................................... 53
     Item 12.  Security Ownership of Certain Beneficial and Management..... 60
     Item 13.  Certain Relationships and Related Transactions.............. 62

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K................................................... 63

                 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS UNDER THE CAPTIONS "BUSINESS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1998 (THE "1997 FORM 10-K"), AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSION OF STRATEGIES THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE
FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS; DIFFICULTIES INCURRED BY THE COMPANY IN IMPLEMENTING ITS NEW BUSINESS STRATEGY, INCLUDING THE ABILITY TO SIGNIFICANTLY RESTRUCTURE THE COMPANY'S OPERATIONS TO RESPOND TO MARKET CONDITIONS AND TO INTEGRATE RECENTLY ACQUIRED BUSINESSES INTO THE COMPANY; THE SUCCESS OF THE COMPANY'S EFFORTS TO RESTRUCTURE ITS OBLIGATIONS TO THE HOLDERS OF ITS 11 3/4% NOTES DUE 2004, ITS 14% SENIOR REDEEMABLE PREFERRED STOCK AND ITS 10% CUMULATIVE PREFERRED STOCK; RESTRICTIONS ON BORROWING BASE AVAILABILITY UNDER THE COMPANY'S REVOLVING CREDIT FACILITY; COVENANT COMPLIANCE UNDER THE COMPANY'S REVOLVING CREDIT FACILITY; ACTIONS THAT MAY BE TAKEN BY THE COMPANY'S LENDERS AND UNSECURED CREDITORS IF THE COMPANY FAILS TO MAKE TIMELY PAYMENTS OF INTEREST ON ITS OUTSTANDING 11 3/4% SENIOR NOTES DUE 2004 OR OTHER INDEBTEDNESS; THE CONTINUED AVAILABILITY OF TRADE CREDIT ON TERMS PREVIOUSLY ENJOYED BY THE COMPANY; CHANGES IN THE MASS MARKET COSMETICS INDUSTRY GENERALLY AND THE FRAGRANCE AND NAIL CARE INDUSTRIES SPECIFICALLY; CHANGES IN CONSUMER PREFERENCES; COMPETITION; AVAILABILITY OF KEY PERSONNEL; COMPETING DEMANDS ON MANAGEMENT'S TIME; FOREIGN CURRENCY EXCHANGE RATES; INDUSTRY CAPACITY; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ACCEPTANCE OF NEW PRODUCT LAUNCHES; AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS (ESPECIALLY ENVIRONMENTAL LAWS AND REGULATIONS); AND OTHER FACTORS REFERENCED IN THIS 1997 FORM 10-K. AS A RESULT OF THE FOREGOING AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY AND ACHIEVEMENTS AND NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE STATEMENTS.

                                  PART I

ITEM 1.   BUSINESS

GENERAL

     REFERENCES HEREIN TO "FISCAL 1995," "FISCAL 1996" AND "FISCAL 1997" MEAN THE FISCAL YEARS ENDED MARCH 31, 1996, MARCH 31, 1997 AND MARCH 31, 1998, RESPECTIVELY. REFERENCES HEREIN TO "FISCAL 1998" MEAN THE FISCAL YEAR ENDING
MARCH 31, 1999.   ALSO, UNLESS CLEARLY INDICATED OTHERWISE HEREIN, ALL
REFERENCES TO THE COMPANY ARE TO RENAISSANCE COSMETICS, INC. ("RENAISSANCE"), AND ITS SUBSIDIARIES AND ALL REFERENCES TO THE HOLDING COMPANY ARE TO RENAISSANCE INDIVIDUALLY AND NOT TOGETHER WITH ITS SUBSIDIARIES. ALL MARKET SHARE DATA DISCUSSED BELOW IS BASED ON DATA OBTAINED FROM INFORMATION RESOURCES, INC. ("IRI"), AN INDEPENDENT MARKET RESEARCH FIRM, AND REFLECT ACTUAL U.S. SALES DATA FOR THE 52 WEEK PERIOD ENDED APRIL 19, 1998, SCANNED BY IRI'S INFOSCAN SERVICE THROUGH RETAILERS' STORE REGISTERS IN THE DRUG STORE AND MASS MERCHANDISE SEGMENTS OF THE MASS MARKET.

     Renaissance was incorporated in Delaware in 1994. The Company is a leading manufacturer and marketer of mass market fragrances, artificial nail care products, mid-priced lip and eye make-up, nail polish and related products that are sold by more than 1,000 retailers in approximately 25,000 locations in the United States ("U.S.") and in more than 50 foreign countries. The Company sells its products principally through the mass market distribution channel which includes drug stores (such as Walgreens, CVS, Rite Aid and Eckerd), mass merchandisers (such as Wal-Mart and Kmart) and supermarkets and combination supermarket/drug stores (such as Kroger and Albertson's).

     Renaissance is a holding company that conducts its business operations through its operating subsidiaries. Renaissance's principal operating subsidiaries are Dana Perfumes Corp. ("Dana"), which conducts the Company's fragrance business, and Cosmar Corporation ("Cosmar"), which conducts the Company's cosmetics business (which includes artificial nail care products, lip and eye make-up and nail polish and related products).

     The Company's principal executive offices are located at Three Landmark Square, Fifth Floor, Stamford, Connecticut 06901, and its telephone number is
(203) 316-9800.

BACKGROUND

     FORMATION. The Holding Company was formed in April 1994 by Kidd Kamm & Company ("Kidd Kamm") and Thomas V. Bonoma, the founding Chairman and Chief Executive Officer of the Company.

     Dr. Bonoma died unexpectedly on May 21, 1997. On May 28, the Board of Directors of the Holding Company appointed Norbert Becker, President of the Holding Company, as Chief Executive Officer and a director of the Holding Company.

     In November 1996, the partners of Kidd Kamm agreed to a division of the firm and its operations in relation to future investments. The firm's two founding partners, William J. Kidd and Kurt L. Kamm, formed separate entities for future investments, including the formation of two firms,

Kidd & Company, LLC ("Kidd & Company"), and Kamm Theodore & Company LLC ("Kamm Theodore"), in January, 1997.

     ACQUISITIONS. Since 1994, the Company has completed the following acquisitions:

     In July and August 1994, the Company entered into long-term exclusive license agreements with Houbigant, Inc. ("Houbigant"), to manufacture, distribute, use and sell throughout the world (excluding Canada) 12 mass market fragrances formerly marketed by Houbigant, including CHANTILLY (the "Houbigant Acquisition").

     In August 1994, the Company purchased the operations of Cosmar, the largest manufacturer and marketer in the U.S. of artificial fingernails and related nail care products (the "Cosmar Acquisition").

     In December 1994, the Company acquired Les Parfums de Dana, Inc., and related companies (now known as Dana), which manufactured mass market fragrances and related products sold in the US and in 20 foreign countries (the "Dana Acquisition").

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

     In August 1996, Cosmar acquired Great American Cosmetics, Inc. ("GAC"), a company that marketed, distributed, advertised, promoted and merchandised high-quality, mid-priced lip and eye make-up, nail polish and related products (the "GAC Acquisition"). In Fiscal 1997, GAC merged into Cosmar.

     In December 1996, Dana acquired MEM Company, Inc. ("MEM") and its wholly-owned subsidiaries, which manufactured mass market fragrances (the "MEM Acquisition"). In Fiscal 1997, the Company merged all but four of MEM's subsidiaries into MEM and consolidated all of MEM's domestic manufacturing operations into Dana's Mountain Top, Pennsylvania, manufacturing facility (the "Mountain Top Facility"). See Part I, Item 1. Business, "Employees" below.

     In December 1996, Dana acquired from The Procter & Gamble Company
("P&G") the worldwide rights to manufacture and distribute certain mass market fragrances (the "P&G Brands Acquisition"). In Fiscal 1997, the Company began consolidating the manufacture of the domestic fragrances acquired from P&G at the Company's Mountain Top Facility.

     FINANCING TRANSACTIONS. Since 1994, the Company has completed a number of financing transactions. The transactions that are currently operative are described below.

     HOLDING COMPANY OBLIGATIONS. The following transactions relate to equity securities of the Holding Company or debt obligations on which the Holding Company is the sole obligor. None of the operating subsidiaries (including Dana and Cosmar) have any direct or indirect liability for any of these obligations.

     In May 1994, Kidd Kamm Equity Partners, L.P. ("KKEP"), an affiliate of Kidd Kamm, purchased $22.5 million of common stock of the Holding Company, par value $.01 per share ("Common Stock"), and management and certain other investors purchased an additional $4 million of Common Stock.

     Also in May 1994, the Holding Company received $10 million of proceeds from the issuance of 10,000 shares of 10% Cumulative Exchangeable Preferred Stock (the "10% Preferred Stock"), with warrants.

     In August 1994, the Holding Company executed four promissory notes (the "Subordinated Seller Notes"), in the aggregate principal amount of $5 million in favor of the selling shareholders of Cosmar. The Subordinated Seller Notes were subsequently purchased by Triumph-Connecticut Limited Partnership.

     In August and September 1996, the Holding Company completed a Rule 144A offering of $115 million of 14% Senior Redeemable Preferred Stock, Series B ("Series B Preferred Stock"), with warrants to purchase Common Stock ("Series B Warrants"). At the same time, the Holding Company sold shares of Common Stock to CIBC WG Argosy Merchant Fund 2, LLC, and Bastion Capital Fund, L.P. The Holding Company received aggregate net proceeds from these transactions of $119.1 million. The issuance of the Series B Preferred Stock and the concurrent sale of Common Stock are together referred to herein as the "Series B Financing." The Holding Company used the proceeds from the Series B Financing to finance the GAC Acquisition, the MEM Acquisition and the P&G Brands Acquisition and to repay a portion of the Company's then outstanding credit facility and for general corporate purposes.

     In February 1997, the Holding Company completed a Rule 144A offering of $200 million aggregate principal amount of 11-3/4% Senior Notes, due 2004 (the "Senior Notes"), issued pursuant to the Indenture, dated February 7, 1997 (the "Indenture"). The Holding Company used a portion of the proceeds received from the sale of the Senior Notes to repay then-existing debt and to repurchase then-existing notes.

     In April 1997, the Holding Company completed the exchange of substantially all of the issued and outstanding shares of Series B Preferred Stock for shares of 14% Senior Redeemable Preferred Stock, Series C ("Series C Preferred Stock" and together with the Series B Preferred Stock and the 10% Preferred Stock, collectively the "Preferred Stock"). The terms of the Series C Preferred Stock are substantially the same as the terms of the Series B Preferred Stock, except that the Series C Preferred Stock is registered under the Securities Act of 1933.

     In June 1997, the Holding Company completed the exchange of all of the outstanding principal amount of its Senior Notes for a like principal amount of its 11-3/4% Senior Notes due 2004 which are registered under the Securities Act (the "1997 Senior Notes").

     OPERATING SUBSIDIARY OBLIGATIONS. In March 1997, Dana, as the borrower, entered into a new $75 million revolving credit facility with General Electric Capital Corporation ("GECC") (the " 1997 Credit Facility"). In May 1997, GECC assigned 20% interests in the 1997 Credit Facility to each of National City Commercial Finance, Inc., and PNC Bank, N.A. (which, together with GECC, are collectively referred to herein as the "Revolving Credit Lenders"). The 1997 Credit Facility is guaranteed by each of the principal domestic operating subsidiaries and the Holding Company (which, together with Dana, are collectively referred to herein as the "Credit Parties"). The Credit Parties and the Revolving Credit Lenders have entered into a number of waivers, consents and amendments to the 1997 Credit Facility since March 1997 in order to make technical changes to various covenants, consent to certain transactions and corporate restructuring matters, and cure or waive certain defaults. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below for more information concerning the 1997 Credit Facility.

FISCAL 1997

     FISCAL 1997 FINANCIAL RESULTS. The Company is reporting operating income and earnings before interest, taxes, depreciation, amortization and impairment of long-lived assets ("EBITDAI") that are significantly lower than Fiscal 1996 results primarily as a result of four major factors.

     The first factor relates to operational events, of which there are three primary components. First, management believes, based on the Company's Fiscal 1997 results of operations, that the mass market fragrance industry has undergone a permanent change. Based on IRI data, the mass market fragrance industry as a whole (excluding bath and body products) suffered a greater than 7% (greater than 10% in the women's fragrance segment) decline in sales for the 52 week period ended March 22, 1998. The Company's sales reflected this industry trend. Second, profitability in the Fragrance Division was adversely affected in Fiscal 1997 by higher than expected costs of goods sold and freight costs due to difficulties encountered in integrating the manufacture of the MEM and P&G brands into the Company's Mountain Top Facility. Third, the Fiscal 1997 results also reflect lower sales and profitability of Cosmar's COSMAR branded artificial nail products as compared to Fiscal 1996, which the Company attributes to increased competition from new entrants in the category which, in turn, led to a loss of market share and higher product returns.

     The second factor relates to the Company's decision to increase its reserves in Fiscal 1997. As a result of the operational events discussed above, during Fiscal 1997, the Company reviewed its balance sheet and determined that it should make adjustments to estimates and reserves reflected on its balance sheet that were based, when made, on the Company's prior historical experience. Such review also included a reassessment of the assumptions that should be used to arrive at estimates and reserves in light of these changing market conditions. The Company reviewed its estimates for customer charge-backs, sales returns and holiday markdowns, accounts receivable, inventory and trade promotion, among other items. As a result of this review, the Company's results of operations for Fiscal 1997 includes adjustments of approximately $23.1 million to reflect actual costs that exceeded estimates and other changes to estimates that had been used in recording the prior year's results.

     The third factor relates to management's decision to write-down certain of its long-lived assets in Fiscal 1997. Based on the above developments during Fiscal 1997, the Company conducted an evaluation of long-lived assets, including goodwill, based upon the Company's estimates of its current business plans for the Fragrance businesses within the Fragrance and International Divisions. As a result, during Fiscal 1997, the Company recorded an impairment loss of $85.4 million relating to the write-down of such assets.

     The fourth factor relates to costs resulting from the implementation of the Company's new business plan. In Fiscal 1997, the Company recorded $35.1 million in costs relating to the operational restructuring component of its new business plan, consisting of, among other things, additional sales returns, excess inventory, severance costs, facilities consolidation costs and professional fees. There can be no assurance that actual costs will not be greater than estimated.

     The Company expects to incur additional costs during Fiscal 1998 in connection with the implementation of the operational restructuring component of its new business plan for severance, facility consolidation costs, professional fees and other costs aggregating approximately $10.0 million to $12.0 million. The Company expects to incur additional professional fees of approximately $4.0 million to $6.0 million in connection with the planned financial restructuring of the Holding Company's obligations during Fiscal 1998. There can be no assurance that actual costs will not be greater than the above estimated amounts.

     See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations below for a detailed discussion of the Fiscal 1997 results of operations as compared to Fiscal 1996.

     EXAMINATION OF BUSINESS STARTING IN THE THIRD QUARTER FISCAL 1997. As evidenced by its Fiscal 1997 results of operations, the Company believes that several significant changes have occurred in the mass market fragrance and cosmetics industries. First, the mass market fragrance consumer has shifted a percentage of his/her fragrance dollars to alternatives to traditional fragrances of the type sold by the Company. The alternative products being purchased by the mass market fragrance consumer include specialty bath products, perfumed bubble bath, bath oils and soaps, less expensive body sprays and splashes and "prestige" fragrances (brands that traditionally have been sold in department and specialty stores; see Part I Item 1. Business, "Industry Overview -- Distribution Channels" below for more information concerning "prestige" brands as compared to brands sold in mass market channels), which are becoming increasingly available in the mass market segment. Second, mass market fragrance consumers are purchasing an increasing percentage of their fragrance products from new, non-traditional distributors, such as Victoria's Secret, The Gap and mail order distributors. Third, gross margins have declined as large retailers have demanded greater product promotional and advertising allowances from the manufacturers and the cost of servicing smaller distributor accounts has increased.

     In addition, new companies entered, and competition increased significantly in, the nail care product industry, particularly in the segment in which the COSMAR branded products compete. As a result of the increased competition, in Fiscal 1997, Cosmar lost market share to competitors, gross margins compressed, product returns increased significantly and inventories increased.

     Increased product returns are a significant consequence of the recent changes in both the fragrance and artificial nail care segments of the mass market industry. Provisions for returns and allowances in Fiscal 1997 were approximately $91.9 million (including provisions for returns and allowances recorded in connection with the operational restructuring component of the Company's new business plan of $19.5 million) or, 33.8% of gross sales. In North America, the Company customarily accepts returns of its products that are not sold by a retail customer, and then gives the retail customer a credit for the amount it paid for the returned products. The Company believes that its policy regarding returns is consistent with industry practice. The amount of returns in any given period is a function of several factors, including (without limitation) general economic conditions and their effect on retail businesses; the popularity of the Company's products; the magnitude and success of the Company's marketing and advertising efforts; the Company's pricing policy; competition; and product placement by retailers. Returns in any period may be significantly more or less than in comparable prior periods. The Company attempts to resell returned products, although this is not always possible. In certain instances, returns may require re-packaging, which in turn involves labor and other expenses that reduce profits from the resale of such products. Sometimes, it is not possible to resell returned products either because of their promotional nature or because of the high cost of repackaging the products.

     The Company completed the MEM Acquisition and P&G Brands Acquisition in December 1996. In 1997, the Company shifted manufacturing of these newly acquired brands to its Mountain Top Facility. The Company experienced greater difficulty effecting the manufacturing transition than it had anticipated which resulted in excess inventory buildup, increased costs of goods sold and shipping costs.

     The MEM Acquisition and P&G Brands Acquisitions were based on the Company's then-existing strategy of acquiring underperforming brands and restoring the acquired brand equities through a program of marketing initiatives. The Company incurred indebtedness to acquire these brands based on certain assumptions about their turnarounds. The assumptions, in turn, were based on the historical performance of the mass market fragrance industry, and on estimates of the amount of time and costs required to turn around the sales of the acquired brands and integrate the manufacturing of these brands into the Mountain Top Facility. The changes in the mass market fragrance industry discussed above combined with the difficulties encountered by the Company in completing the manufacturing shift of the new brands has (1) significantly extended the timetable for the completion of the turnaround of these brands and raised doubts about whether turnaround can be achieved for certain brands, (2) significantly reduced the Company's profitability and (3) significantly reduced the cash flows from such brands that the Company expected in Fiscal 1997 to service the debt it incurred to acquire these brands.

     After suffering its second consecutive disappointing Christmas holiday season in 1997, it became evident to management that results of operations for Fiscal 1997 reflected a permanent change in the mass market fragrance industry. As a result, the Company began a thorough review of its business, including its business strategy, its product lines, its sales and marketing strategies, its production and advertising, general and administrative overhead, personnel, and capital and debt structure. The objectives of this review were to (1) identify and quantify operational problems, (2) develop strategies and tactics to improve the Company's performance, (3) quantify the costs and timing to effect the necessary changes and (4) quantify the impact of the changes on the Company's profitability and cash flow.

     As part of this review process, in February 1998, the Company retained Arthur Andersen L.L.P. to assist it in performing a comprehensive, forward-looking review of its operations, including a review of its operational efficiencies, working capital, overhead and administrative structures, management structures, subsidiary structures and related operational issues. In March 1998, the Company retained Wasserstein
Perella & Co., Inc. to (1) review and analyze the Company's capital structure, including reviewing its outstanding indebtedness and equity securities and (2) assist the Company in restructuring its capital structure, including negotiating with its various senior lenders and holders of debt and equity securities.

     The Company is restructuring on two fronts. Its operating subsidiaries are currently engaged in an operational restructuring of their respective businesses, and the Holding Company is initiating a financial restructuring. The two are, in certain respects, separate and distinct from each other.

     The Company believes that its operating subsidiaries have viable core businesses and growth brands that have the potential for improved operating and financial performance in 1998 and beyond. However, in order to improve their operating and financial performance, the operating subsidiaries must implement a costly operational restructuring in 1998, which will include numerous management and organizational changes and cost reduction programs. The operating subsidiaries have already (1) initiated many of these changes and (2) refocused their advertising and promotional programs to preserve and enhance the value of their growth brands. There can be no assurance that the operating subsidiaries will be successful in implementing their operational restructuring.

     At the same time that its operating subsidiaries are implementing their operational restructuring, management believes that the Holding Company must implement a financial restructuring. To this end, the Holding Company intends to enter into negotiations with the holders of its Preferred Stock, Common Stock and 1997 Senior Notes to restructure these obligations with the goal of de-leveraging and strengthening its balance sheet. There can be no assurance that the Holding Company will be successful in implementing its financial restructuring.

BUSINESS STRATEGY

     HISTORICAL BUSINESS STRATEGY.   The Company's business strategy through
the end of Fiscal 1996 was to acquire mass-market brands and other related assets that it believed were underperforming and/or undermanaged and then restore and/or expand the acquired brand equities through a program of focused marketing initiatives tailored to the needs of each brand. The Company based its strategy, at least in part, on the critical assumption that the markets in which the brands were sold, retailers who sold the Company's products and consumers who purchased the Company's products, would all behave similarly to the way they had behaved in the past.

     In furtherance of its strategy, the Company acquired Dana, the Cosmar business, GAC, MEM, the P&G Brands and the Houbigant Licenses. Following each acquisition, the Company eliminated redundant overhead, closed redundant plants, began selling the acquired brands through the Company's existing sales force, attempted to reduce costs related to the ongoing production of the acquired brands by using common componentry when possible and implemented extensive and costly advertising and promotional campaigns in support of the acquired products.

      When the Company suffered its second consecutive disappointing Christmas holiday season in 1997, it became evident to management that the Fiscal 1997 results of operations reflected a permanent change in the mass market fragrance industry. This change was also reflected in an overall decline in sales of over 7% (over 10% in the women's fragrance segment) during the 52 week period ended March 22, 1998 in the mass market fragrance industry(excluding bath and body products). As a result, management has now concluded that certain of the longer-term assumptions underlying its acquisition strategy are no longer accurate and the Company may not be able to realize fully the anticipated benefits from these acquisitions.

     In addition, over the last 18 months several new competitors entered the segment of the artificial nail care business in which Cosmar's COSMAR branded products compete, resulting in lower gross margins for the entire segment and significantly increased competition. Cosmar's market share for its COSMAR brand declined, its new product launches were adversely affected and product returns increased. Cosmar's product returns also increased because of sales of the NAT ROBBINS branded products, acquired in the GAC Acquisition, which compete in a segment of the market that historically has a higher percentage rate of returns than the artificial nail care segment.

     NEW BUSINESS STRATEGY. The principal components of the Company's revised business strategy are set forth below.

     First, as part of its operational restructuring, the Company has re-defined its core business and re-focused its brand strategy. Dana, for example, is focusing its marketing efforts on core brands. Other brands will receive less costly marketing support programs. Dana intends to shift the emphasis of its marketing efforts from promotional items to basic stock items (i.e., items other than promotional items). There are five main promotional programs in the industry each year --Christmas, Mother's Day, Father's Day, Back to School and Year End Specials. The products produced for sale at these times can be identified by special packaging and/or special pricing. Promotional programs can be high risk due to the high costs of goods sold, short time frame in which the products are to be sold and higher product returns than for basic stock items. In addition, Dana intends to focus on matching sell-in to retailers to recent historical sell-through to consumers. Dana and Cosmar both intend to conduct market research and allocate resources to their brands with the highest growth potential.

     Second, the Company's operating subsidiaries will complete a review of their customer relationships in order to (1) develop detailed marketing strategies for their largest customers and (2) increase the profitability of existing profitable customer accounts. Specifically, the operating subsidiaries intend to continue to sell directly to their large retail customers and transition their small customer accounts to distributors. Additionally, Dana is attempting to negotiate a new return policy with its retail customers on sales of promotional items that will limit the amount of product returns it will accept, although there is no assurance that the customers will accept such terms.

     Third, the Company intends to reduce its overhead costs to reflect the current and expected size of the Company. The Company has already taken steps to significantly reduce infrastructure and overhead by eliminating certain unprofitable operations, eliminating excess facilities, flattening its management structure and eliminating personnel at all levels. The Company intends to reduce manufacturing costs by reducing manufacturing overhead, upgrading production lines, and reducing labor, packaging and material costs.

     Fourth, the Company will focus on cash flow. This means that working capital management will be a top priority for the Company. As part of the overall working capital management program, Dana and Cosmar intend to reduce inventory by selling excess inventory and reducing inventory requirements by eliminating slow moving, redundant or otherwise unprofitable SKUs.

     Fifth, the Company will consolidate its international operations. Dana will consolidate its domestic fragrance and Canadian fragrance manufacturing operations at its Mountain Top Facility. The Company intends to (1) sell its Argentine manufacturing facility, (2) consolidate all of its South American operations into its Brazilian subsidiary, (3) consolidate the management of its European operations under its United Kingdom ("UK") subsidiary and (4) consolidate its international headquarters operations into its domestic corporate headquarters. The Company intends to focus its international sales efforts on those markets where product sales have been strongest, specifically the UK, Brazil and Canada, and move to a regional export business for sales to other countries.

     The Company implemented a significant portion of its new business strategy during the last quarter of Fiscal 1997 and the first quarter of Fiscal 1998, including (1) eliminating a total of five (5) positions at the Vice President level and above, including three Named Executive Officers (as defined in Part III, Item 11. Executive Compensation, below), (2) reducing its total employee headcount from 1,142 at March 31, 1997, to 1,019 at June 15, 1998, (3) closing its manufacturing facility in Argentina and (4) disposing of its China Joint Venture interest to its joint venture partner. The Company intends to implement the remainder of its new business strategy as appropriate over the next six to twelve months.

     The Company accrued $35.1 million of costs at March 31, 1998 relating to the implementation of its new business strategy. The Company expects to incur additional costs during Fiscal 1998 for severance, costs associated with facility closings, and other costs aggregating approximately
$10.0 million to $12.0 million. There can be no assurance that actual costs will not be greater than these estimates. A substantial portion of the incremental sales return provision will reduce cash flow in Fiscal 1998. The incremental provision for excess inventory will reduce borrowing base availability under the 1997 Credit Facility.

     Components of the new business strategy may change significantly before it is fully implemented. There can be no assurance that the Company will be able to achieve all or specific components of the strategy, or that the strategy, once fully implemented, will be successful. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources," below for a detailed discussion of the impact the implementation of the new business strategy is likely to have on (1) the operating subsidiaries' cash flow, their ability to service their obligations under the 1997 Credit Facility and other obligations and their ability to conduct and fund their day-to-day operations and (2) the Holding Company's cash flow and its ability to service its obligations.

FINANCIAL RESTRUCTURING

     Interest in the aggregate amount of $11.8 million on the 1997 Senior Notes is due and payable on August 15, 1998. The Holding Company does not have sufficient funds to make the payment and an Event of Default will occur 30 days after the due date. Upon the occurrence of an Event of Default, holders of 25% of the 1997 Senior Notes can declare the entire principal amount of the 1997 Senior Notes due and payable. As the operating subsidiaries implement their operational restructuring, the Holding Company intends to pursue a financial restructuring of its outstanding 1997 Senior Notes, Preferred Stock and Common Stock, with the goal of de-leveraging and strengthening its balance sheet. The Holding Company is estimating that it will incur professional fees of approximately $4 million to $6 million in connection with this financial restructuring. There can be no assurance that the Holding Company will be successful in restructuring its 1997 Senior Notes, Preferred Stock and Common Stock on terms acceptable to it, or at all. Failure to successfully complete a financial restructuring could result in the insolvency of the Holding Company and will have a direct material adverse effect on the Holding Company's ability to service its obligations to the holders of its debt and equity obligations and may have an indirect material adverse effect on the financial condition, business and results of operations of the operating subsidiaries.

INDUSTRY OVERVIEW

     DISTRIBUTION CHANNELS. The fragrance and cosmetics industry relies on two primary distribution channels, (1) mass market retailers and (2) department and specialty stores. These two channels have materially different sales and marketing strategies because of the different economic, demographic, demand and usage characteristics of their consumers.

     The mass market distribution channel is characterized by value-oriented products with emphasis on price and image. Since mass market retailers depend on self-selection of products by consumers and employ only a nominal amount of in-store sales support personnel, the allocation and placement of retail shelf space is one of the most important means of gaining consumer awareness in this channel. Retailers are reluctant to allow new products to displace proven, high-volume products without a guarantee of extensive advertising support to generate consumer interest. As a result, the introduction of new products into the mass market is more difficult and relatively more expensive than in department and specialty stores. These characteristics of the mass market limit the number of new product offerings, enabling proven products to retain existing shelf space and creating barriers to entry. As a result, this channel is generally characterized by greater brand stability, consumer loyalty and repeat purchases than the department and specialty store channel.

     Fragrance and cosmetics products sold through the department and specialty store channel are generally characterized as "prestige" brands which are primarily sold based upon perceived "designer" image and quality at substantially higher price points than those sold in the mass-market channel. Consequently, product offerings in the department and specialty store channel tend to be more sensitive to changes in fashion and popular trends than those sold in the mass market. Such fashion consciousness results in a greater number of product introductions in this channel than in the mass market. The introduction of new products in department and specialty stores is facilitated, in part, by a greater level of personal customer service during the sales process. In addition, department and specialty retailers generally reallocate their selling space and product mix several times per year to accommodate changing fashion trends, whereas mass-market retailers generally do so only once per year. As a result, manufacturers are able to introduce new products more easily and frequently in the department and specialty store channel, as well as depend on in-store direct selling efforts rather than broad-based consumer advertising to attract consumers. While such reallocation results in greater flexibility to change product offerings, it also reduces brand stability and consumer loyalty over time.

     Fragrance products sold in the mass market typically have the following characteristics in relation to prestige brands: (1) more frequent purchase/use; (2) sales that are less affected by changing fashions (which results in fewer new product introductions); (3) lower packaging costs; (4) faster inventory turnover; and (5) lower prices. In the past, these characteristics have enabled mass market fragrances to achieve, on average, greater customer loyalty and more stable sales volume than prestige products.

     As discussed above, the mass market fragrance distribution channel has undergone recent change. Consumers are purchasing an increasing percentage of their mass-market fragrances from new non-traditional distributors such as Victoria's Secret, The Gap and mail order distributors. Consumers have also shifted a percentage of their fragrance dollars to alternatives to traditional fragrances, such as specialty bath products, perfumed bubble bath, bath oils and soaps, and less expensive body sprays and splashes.
These sales are adversely impacting sales of traditional fragrance products by traditional mass-market distributors. In addition, over the past year, prestige fragrances recently have become more available in the mass market segment. The Company believes that brands such as CK 1 and L'AIR DU TEMPS have recently appeared in mass market retailers due to the greater accessibility of these products from distributors who have become specialty "agents" for prestige brand manufacturers.

     FRAGRANCE MARKET. The market for both men's and women's fragrances is highly fragmented, with the most popular brand in each segment commanding a share of less than 7% of the total market (although there are large competitors with significant aggregate market shares). The mass-market fragrance industry is relatively recession-resistant due to its low average price point and more frequent usage of the product. Although there is no data to show whether consumers of such products "move up" to prestige brands during periods when their disposable incomes increase, it may be a contributing factor to the disappointing last two Christmas holiday seasons, along with the increasing availability of prestige fragrances in the mass market segment.

     Dana also competes with alternative designer fragrances ("ADFs"), which are impostors of designer and prestige fragrances. ADFs began capturing market share from both designer and prestige fragrances and mass-market products in 1990.

     COSMETICS MARKET. Cosmar focuses on the artificial nail care, lip and eye make-up segments of the mass market for cosmetics. Cosmar has also entered into other segments of the cosmetics market, including the nail polish category with the introduction of its line of PRO 10 nail lacquers. As discussed below, Cosmar entered into the teenage cosmetics segment in January 1998 with the introduction of its FETISH cosmetics line for teenage girls.

     NAIL CARE MARKET. The retail nail care mass market is divided into four major product categories: (1) nail polish; (2) artificial nail care; (3) nail implements; and (4) nail polish removers. Although the mass-market artificial nail care market has many participants, the top three brands generate over 60% of total category sales. During Fiscal 1997, Cosmar's products accounted for approximately 30% (by total sales dollars) of the domestic artificial nail care mass market compared to approximately 33% of the market in Fiscal 1996.

     Repeat purchases by consumers, who typically purchase 10 to 15 packages per year, as well as high inventory turnover, have resulted in increased retail shelf space allocation and market stability for artificial nail care products. It is expected that in the future there will be less opportunity for niche players in the artificial nail care market, with more shelf space being allocated to market leaders with sophisticated category management capabilities.

     The COSMAR branded products saw increased competition in Fiscal 1997. Such increase has resulted in lower pricing, lower profit margins, increased product choices for consumers, increased product returns and increased promotional expenditures, markdowns and other promotional allowances.

     LIP AND EYE MAKE-UP MARKETS. The domestic lip and eye make-up markets are highly competitive and dependent upon strong brand recognition, consumer trust in product quality, product selections aligned with current fashion and color trends and distinct price brackets that meet particular consumer needs and demographics. Cosmar has focused on the mid-priced segment of the category. In general, Cosmar believes that the lip and eye make-up markets have experienced strong growth over the past year because of enhancements in color cosmetics technology and formulations coupled with a renewed emphasis on fashion-conscious color selections.

     TEEN MARKET. The teen market is currently the fastest growing segment of the mass market fragrance and cosmetics market. The Company entered the teen nail care segment with its launch of NAIL FETISH in 1995. In August 1997, the Company launched FETISH SCENT. In order to capitalize on the success of NAIL FETISH and FETISH SCENT, the Company launched a line of cosmetics for teenage girls under the name FETISH in January 1998. Finally, in April 1998, the Company launched FETISH BODY, a line of bath and body products.

PRODUCTS

     FRAGRANCE. Dana and its subsidiaries manufacture and market a wide variety of men's and women's fragrances, which include some "classic" as well as other "established" brands. Classic brands, which generally have more than 20 years of sales history, and established brands are typically characterized by extensive brand name recognition and strong consumer loyalty. Dana estimates that less than 1% of all fragrance brands introduced each year achieve classic status. Dana currently manufactures nine classic brands -CHANTILLY, TABU, AMBUSH, TOUJOURS MOI, RAFFINEE, HEAVEN SENT, CANOE,
ENGLISH LEATHER and BRITISH STERLING.   In addition to

Dana's classic fragrances, Dana markets its women's fragrance brands under such names as NAVY, LE JARDIN and LOVE'S and markets its men's fragrance brands under such names as NAVIGATOR FROM CANOE, NAVY FOR MEN, INSIGNIA, CALIFORNIA FOR MEN and HERBISSIMO.

     Following the Houbigant, Dana and ACB Acquisitions in 1994, the Company immediately began supporting its newly-acquired product lines and brands with increased advertising and promotional expenditures, more efficient production scheduling and shipping, increased inventory levels and more responsive order filling. In 1995 and 1996, Dana launched several new brands, including CLASSIC GARDENIA, WHITE CHANTILLY, a flanker product for the core CHANTILLY brand and DREAMS BY TABU, a focused flanker of TABU. In February 1997, Dana relaunched AMBUSH. During Fiscal 1997, Dana received significant returns of WHITE CHANTILLY, DREAMS BY TABU and AMBUSH, leading management to the conclusion that these launches were not successful.

     In December 1996, the Company closed the MEM Acquisition and the P&G Brands Acquisition and acquired several more well known brands, including NAVY FOR MEN, NAVY FOR WOMEN, ENGLISH LEATHER, BRITISH STERLING and LOVE'S.

     In August 1997, Dana launched FETISH, a fragrance for teen girls, and in March 1998, Dana launched SHADES OF NAVY, a flanker of the NAVY FOR WOMEN brand.

     In Fiscal 1997, a limited number of brands represented a majority of Dana's sales. As part of its new business strategy, Dana has identified these brands as its core fragrance brands, and intends to focus on these core brands and initiate programs to increase sales, or dispose, of its other fragrance brands. Dana will limit new fragrance launches during Fiscal 1998 and re-focus its advertising, marketing and promotional expenditures on its core brands. Dana intends to conduct market research on all of these brands to reassess customer profiles and determine the most cost-effective way to reach these customers.

     NAIL CARE. Cosmar has approximately a 30% share of the mass market domestic artificial nail care category. Cosmar's nail care products include full-length, artificial press-on or glue-on fingernails, artificial fingernail tips, fingernail sculpturing kits, nail lacquer, natural fingernail cuticle treatments and strengtheners and related accessories. Cosmar markets its products under such brand names as COSMAR (formerly known as LA JOIE) (including SCULPTURE QUIK, PRESS & GO and QUIK FIT), PRO 10 ARTIFICIAL, PRO 10 LACQUER, ULTRAGEL and NAIL FETISH. The COSMAR branded line is an easy-to-use line of artificial fingernail products, acrylic applications and accessories targeted at the consumer who generally does not visit a professional nail care salon. The PRO 10 line has established itself as a leading professional "salon-standard" nail care line sold through retailers. This line includes artificial fingernail tips, a selection of nail sculpturing applications, abrasive and other professional quality nail strengtheners, nail builders, finish coats and cuticle creams. Cosmar's PRESS & GO colored nails dominate the instant pre-colored nail care segment of the mass market.

     Under its new business strategy, Cosmar intends to reinvigorate its COSMAR branded products by resetting all planograms (i.e., the selling space, usually wall or shelf space, allocated by the retailers to any given brand or company) with a new product mix and redeploy advertising spending to focus its resources on its high growth products.

     LIP AND EYE MAKE-UP. Cosmar markets high quality, mid-priced lip and eye make-up, make-up brushes and nail polish and related products sold through the mass-market channel. Cosmar's lip and eye cosmetics include lipliner pencils, lipstick, lipgloss, eyeliner pencils, eye shadow, mascara and assorted accessories. Under previous ownership, the NAT ROBBINS line successfully achieved a leading position in the mid-priced cosmetics market by offering high quality, consumer-friendly products, in an assortment of colors. Cosmar intends to invest in new in-store fixtures for its NAT ROBBINS brand. In January 1998, Cosmar introduced a new line of cosmetics for teenage girls under the brand name FETISH, to capitalize on the success of the FETISH fragrance.

INTERNATIONAL OPERATIONS

     The Company currently has operations in four foreign countries, Brazil, Canada, Spain and the UK, and sells its products in more than 50 foreign countries (as of June 1998).

     As part of its new business strategy, the Company has decided to consolidate its operations in three geographic areas, North America, South America and Europe in order to eliminate duplicative manufacturing facilities, systems and management structure.

     The Company is in the process of consolidating its Canadian fragrance manufacturing and distribution operation, its domestic children's cosmetics business, its close-out sales business and its domestic fragrance operations into one combined operation known as Dana North America. Dana North America will be responsible for managing all North American fragrance operations as well as the export of all fragrance products from the United States.

     The Company is in the process of consolidating all of its South American manufacturing and distribution operations into its Brazilian subsidiary located in Sao Paolo, Brazil. As part of this consolidation, the Company closed and plans to sell its manufacturing facilities in Argentina and move to a regional export organization structure.

     The Company is in the process of consolidating the management of its European operations under its UK subsidiary. The Company intends to focus its European operations on (1) its recently launched INSIGNIA, FETISH and TINKERBELL brands in the UK and (2) export sales of INSIGNIA, FETISH, HERBISSIMO and selected other U.S. brands throughout Europe.

     Risks inherent in foreign operations include changes in social, political and economic conditions. Changes in currency exchange rates may affect the relative prices at which the Company and foreign competitors purchase and sell their products in the same market. The Company does not hedge its exposure to foreign currency exchange rate changes. The Company is also exposed to risks associated with changes in the laws and policies that govern foreign investments in countries where it has operations as well as, to a lesser extent, changes in US laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions to date have not had a material adverse effect on the Company's business or financial condition, there can be no assurance as to the future effect of any such changes.

     See Note 20 to the Consolidated Financial Statements for additional information concerning the Company's foreign and domestic operations and export sales.

PRODUCT DEVELOPMENT

     The Company's product development activity is primarily conducted in-house, utilizing feedback from consumer focus groups, tests in nail care salons for its nail care products and consumer questionnaires. The cycle of market research, product conceptualization, product design and development, consumer testing and package design typically requires approximately six to nine months for the Company. The Company believes that the average cycle for the industry is approximately 18 months.

DISTRIBUTION

     The Company's products are sold principally through the mass-market distribution channel and through its foreign subsidiaries and distributors. The mass market distribution channel includes chain drug stores (such as CVS, Rite Aid, Eckerd and Walgreens), mass merchandisers and discount stores (such as Wal-Mart and Kmart), supermarkets and combination supermarket/drug stores (such as Kroger and Albertson's) and just recently non-traditional mass market fragrance distributors such as Victoria's Secret, The Gap and mail order distributors, and specialty bath product stores. Cosmar also sells a limited amount of its artificial nail care products to professional salon owners.

     The Company's fragrance and nail care products are sold internationally through a combination of distributors, licensees and subsidiary operations. See Part I. Item 1. Business, "International
Operations," above for a discussion of the Company's international distribution.

SALES AND MARKETING

     To induce consumers' trial and repeat purchases, the Company relies primarily on price, quality, effective product packaging and distinctive in-store displays that are generally provided to retailers free-of-charge. The Company also has instituted significant promotions for the Company's products through ongoing trade advertising directed toward chain drug retailers, mass merchandisers and supermarket chains. The Company also advertises in many national women's magazines including COSMOPOLITAN, ELLE, GLAMOUR, MADEMOISELLE, PEOPLE, SEVENTEEN, VOGUE, and YM and runs focused television advertising campaigns during new product launches or relaunches of existing brands.

     The Company's domestic fragrance and cosmetics products are sold primarily through an in-house sales force comprised of a dedicated staff of 21 people, including 5 in sales administration, 2 account managers, 8 regional managers, 5 national account managers and 2 vice presidents of sales. Additional sales are generated by a network of over 45 independent sales representatives, who are compensated solely on a commission basis. These sales representatives are supervised by the Company's internal sales personnel.

     Cosmar communicates directly with its domestic nail care product consumers through its Consumer Assistance Hotline. Cosmar's toll-free number for consumer assistance is displayed on each nail care product package. Cosmar believes that its toll-free number has enhanced its consumer loyalty.

COMPETITION

     The fragrance and cosmetics businesses are characterized by vigorous competition throughout the world. Brand recognition, together with product quality, performance and price and the extent to which consumers are educated about specific product attributes, have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising, packaging and the timing of new and focused flanker product introductions also have a significant impact on buying decisions. Further, the structure and quality of the manufacturer's sales force affects product reception, in-store position, permanent display space and inventory levels in retail outlets. The Company competes in most of its product categories against a large number of companies, some of which have substantially greater resources than the Company. In addition to products sold in the mass-market and department and specialty store distribution channels, the Company's products also compete with similar products sold door-to-door or through mail order or telemarketing by representatives of direct sales companies.

     In the fragrance market, Dana competes with numerous companies domestically and internationally, including more than 500 brands competing for market share in the mass-market segment. Dana's principal competitors in this market include Benckiser Coty, Revlon, P&G, Cosmair, Parfums d'Coer and Unilever N.V.

     Cosmar has approximately a 30% share of the artificial nail care market compared to approximately 20% for the next largest participant in this market. For the three years preceding Fiscal 1997, Cosmar had virtually driven the category's growth via new product launches and realized significant shelf space gains as a result of such launches, category management expertise and strong in-store promotional support. Cosmar made these gains against competitors such as Nailene (Pacific World Corp.), Jonel (a division of Barristo Ltd.), Kiss Professional Fingernail Products (Dae Do, a Korean manufacturer), Sally Hansen (Del Laboratories), Fing'rs (a division of Entrecap Corp.), Lee (Lee Pharmaceutical) and Kristy Wells in the mass-market distribution channel and several companies such as International Beauty Distributors and Orly that sell their professional salon products into the retail market. Cosmar's market share declined to approximately 30% in Fiscal 1997 from approximately 33% in Fiscal 1996 principally because of increased competition

(including the entry into the segment of Revlon, and an expanded line of products from Kiss Professional Fingernail Products carried by an increased number of stores) and the disappointing performance of certain new product launches. Cosmar's new business strategy is designed to enable it to recapture market share.

     Cosmar's principal competitors in the nail lacquer category include Revlon, Del Laboratories, L'Oreal S.A., Maybelline, Inc., Estee Lauder, Inc., Helene Curtis Industries, Inc., Unilever N.V., Pavion and P&G.

     Cosmar believes that its products occupy a leading position within the mid-priced lipstick and eye make-up segments because they offer superior quality, consumer-friendly products. Cosmar's competitors include Lancetti Cosmetics, and Eco Beauty Inc., both marketers of mid-priced lipstick and eye make-up products. Cosmar also competes with Revlon, L'Oreal S.A., Maybelline, Inc., P&G and Pavion, Ltd. in this category.

CATEGORY MANAGEMENT

     Category management involves strategic partnering with retailers whereby manufacturers such as the Company utilize state-of-the-art mathematical modeling tools to understand the sales dynamics of categories, brands and specific SKUs so that retailers can offer the best mix of products to boost category sales, profits and customer satisfaction. Cosmar is the category captain for five of its top ten nail care accounts and Dana is category captain or advisor for most of its major fragrance accounts. As category captain, Dana and Cosmar work with retailers to define optimum space allocation for their fragrance and nail care product categories and, as advisor, Dana validates the analysis provided by the category captain. The Company commits significant funds each year to IRI to track weekly sales data on all products it sells through mass-market channels.

     Category management allows Dana and Cosmar to work with retailers to assist the retailers in determining the optimal product mix for each category, recommend the SKUs in the entire category that the retailer should carry and monitor the sales results, both for the Company's products and its competitors' products, on a weekly basis. Dana's and Cosmar's category management programs also enable their marketing departments to perform a variety of functions including real time understanding of relaunch marketing effectiveness, gauging new product success rates for the their products and their competitors' products and amassing competitive intelligence about consumer buying patterns.

MANUFACTURING

     FRAGRANCE. Dana's fragrance and related products sold in the US and in selected export markets are manufactured at the Company's Mountain Top Facility. Some of the brands acquired by Dana continue to be manufactured by a contract packer. Additionally, Dana's facility in Brazil manufactures fragrances and related products for local markets and for export. The Company is currently evaluating whether it will upgrade its Brazilian facility to become a regional production and export facility or outsource some or all of these operations.

     The Company closed its manufacturing facility in Argentina in March 1998 and is looking for a buyer for the facility. In Fiscal 1998, the Company also intends to close its manufacturing facility in Canada and consolidate its Canadian fragrance manufacturing operations into Dana North America which manufactures all of its fragrance products at Dana's Mountain Top Facility. The Company closed MEM's facilities in New Jersey and Boucherville, Quebec, in February 1997.

     Dana's strategy for sourcing, producing and distributing its fragrance products consists of (1) conducting operations in-house that add significant value to its products and that can be executed economically based upon volume efficiencies, (2) sourcing component materials and products from outside vendors when reliable, ongoing and multiple sources can be secured at competitive prices and (3) least-cost sourcing for local markets whereby international subsidiary facilities will become regional producers of products for export to their regional markets.

     Key supplies in the manufacturing and packaging of fragrances, including bottles, scents and packages, are all sourced from a network of reliable vendors. Final assembly of finished products, warehousing and shipping of fragrance products to customers is performed at the Mountain Top Facility and the Company's foreign facilities.

     NAIL CARE. Cosmar currently operates manufacturing facilities in Garden Grove, California (the "Garden Grove Facility"), and Sparks, Nevada (the "Sparks Facility"). Under its new business strategy, Cosmar intends to consolidate its Garden Grove assembly operations into its Sparks Facility, leaving the distribution operations in Garden Grove. Cosmar's strategy for contracting, producing and distributing its nail care products consists of
(1) conducting operations in-house that add significant value to Cosmar's products and that can be executed economically based on volume efficiencies and (2) sourcing from outside vendors component materials and products when reliable, ongoing and multiple sources can be secured at competitive prices. Cosmar uses an injection molding process to manufacture all artificial nails and tips for its own COSMAR product line at its Sparks Facility. All glues, hardeners and other chemical compounds are supplied to Cosmar by third-party contract manufacturers. Most of the raw materials and components sourced externally are readily available through standard industry sources and represent small percentages of unit manufacturing costs.

     LIP AND EYE MAKE-UP. Cosmar outsources substantially all of its raw materials, manufacturing and distribution needs for its lip and eye make-up products. By sourcing from industry-leading color cosmetics suppliers that also service large manufacturers such as Revlon and Estee Lauder, management believes it can purchase the latest technologically advanced components at reasonable prices. Cosmar currently intends to continue to outsource the production of its lip and eye make-up products.

     See Part I, Item 2. Properties, below for additional information regarding the Company's manufacturing facilities.

SUPPLIERS AND RAW MATERIAL

     The principal raw materials for Dana's fragrance products are fragrance oils (which are either purchased from third parties or manufactured by Dana from individual raw materials), bottles, caps, pumps and sprayers. The principal raw materials used by Cosmar in the manufacture of its nail care products are common polymers, waxes, pigments, dyes and other processing components, such as bottles and brushes, all of which are readily available. The principal materials that Cosmar sources for its NAT ROBBINS line include waxes, pigments and silicone commonly used to manufacture lip and eye make-up products. While all raw materials are purchased from outside sources, the Company is not dependent upon a single supplier in any of its operations for any materials essential to its business that are not otherwise commercially available to the Company. Historically, the Company has been able to obtain an adequate supply of raw materials, and no shortage of such materials is currently anticipated.

MANAGEMENT INFORMATION SYSTEMS

     The Company has invested a significant amount of capital in its MIS infrastructure to install new corporate information systems, sales/marketing systems, personal computers and communication systems throughout the Company. The MIS platform is based on an IBM AS/400 mini-computer with personal computers on local and wide area networks. This platform allows the Company to (1) facilitate electronic communication among its employees, (2) conduct electronic data interchange ("EDI") with its top customers which enables customers to place orders electronically, (3) enable sales force and accounts receivable managers to process and track orders and returns, (4) provide sophisticated inventory management and distribution capabilities and (5) install corporate-wide measurement systems which yield accurate and timely information regarding sales, costs, profits, accounting functions, customer service and asset management.

     The Company upgraded its MIS infrastructure during the first five months of calendar 1998. The Company (1) installed new/upgraded J.D. Edwards financial software modules including, but not limited to, inventory management, billings and collection software and (2) began testing and using its new software. Dana North America is now running on the new software.
The new software provides management with an additional tool to assist it in the implementation of the Company's new business plan.

     The Company also uses a sales order processing system, along with a sales order pick management system. The integration of these two systems allows the Company to closely manage each step of the selling process (i.e., from a sales order to the distribution and actual delivery of products).

     The Company believes that its MIS provides adequate capacity base for its operations in Fiscal 1998.

YEAR 2000 COMPLIANCE

     Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company anticipates that it will have "Year 200 Compliant" software no later than the end of Fiscal 1998. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

     The Company presently believes that with conversions to new systems and modifications to existing software, the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made in a timely fashion, the Year 2000 problem can have a material impact on the operations of the Company.

EMPLOYEES

     As of March 31, 1998, the Company employed 1,189 people, of whom 205 were general and administrative personnel and 181 were sales and marketing personnel. All of the Company's production employees at its Mountain Top Facility, as well as the plants located in Spain, Argentina (which was closed in March 1998 and is in the process of being sold) and Brazil, are covered by collective bargaining agreements. The Company recorded $3.5 million (including $2.4 million relating to the impairment of long-lived assets) for costs relating to closing the plant in Argentina. The collective bargaining agreements for the Company's production employees at its Mountain Top Facility and Brazilian manufacturing facilities expire in February 1999 and November 1998, respectively. There can be no assurance that the Company will be able to negotiate extensions to such agreements on terms acceptable to it and the failure to obtain such extensions could have a material adverse effect on the Company. The Company considers its relations with its employees to be good.

     On February 7, 1997, the Company closed the Northvale, New Jersey, and Boucherville, Quebec, facilities of MEM and Tom Fields (a division of MEM) and terminated substantially all of the employees working at such facilities. The union employees in the Northvale facilities had been covered by a collective bargaining agreement which included participation in the local union pension fund (the "Fund"). Closure of such plants and termination of the employees triggered an automatic withdrawal from the Fund. In connection with such withdrawal, the Company incurred ERISA withdrawal liability, pursuant to which the Fund demanded that the Company pay the Fund $68,900 per quarter for 80 calendar quarters. The Company began making such payments on September 1, 1997. The Fund's actuary also informed the Company that for several years the Fund has not received the minimum annual level of contributions required by ERISA. The Fund is in the process of seeking to obtain certain waivers under ERISA and the Internal Revenue Code so that the participating employers will not have to pay any penalties for the Fund's failure to receive such minimum levels of contributions. The Fund's actuary has estimated the Company's liability, if such waivers are not obtained, to be approximately $1.1 million.

INTELLECTUAL PROPERTY

     The Company believes that the trademarks relating to its brand and product names and patents are important to both its fragrance, artificial nail care and cosmetics businesses. In addition to COSMAR, an unregistered brand name used in its artificial nail care business, the product trademarks owned or licensed by the Company include CHANTILLY, WHITE CHANTILLY, LUTECE, RAFFINEE, TABU, DREAMS BY TABU, AMBUSH, FETISH, FRENCH VANILLA BY DANA, CLASSIC GARDENIA, MONSIEUR MUSK, FRENCH GARDEN FLOWERS, ENGLISH WATERLILYS, CANOE, CANOE SPORT, HERBISSIMO, ENGLISH LEATHER, BRITISH STERLING, LOVE'S, HEAVEN SENT, NAVY, TOUJOURS MOI, NAVY FOR MEN, INSIGNIA, CALIFORNIA FOR MEN and LE JARDIN with respect to its fragrance products, COLOR POWER, PRESS &
GO, PETITE PRESS & GO, SPORT PRESS & GO, PRO 10, SCULPTURE QUIK, SCULPTURE QUIK II, ULTRAGEL, NAIL FETISH, WRAP QUIK, QUIKFILE, QUIKSHINE, FILEPRO, QUIK FIT, and LAJOIE with respect to its artificial nail care products and NAT ROBBINS, LIP LACQUER, EVER SHEER, and COLOR INTENSE 24 with respect to its
lip and eye make-up products.   The Company's other principal trademarks are
registered in the United States and several are registered in other countries.

     As part of its new business strategy, the Company is re-examining all of its licensing arrangements. In certain cases, the Company is attempting to renegotiate its licensing arrangements under terms more beneficial to its new business strategy. The Company will consider terminating license arrangements that are no longer beneficial and which cannot be renegotiated with the licensor. The termination of any licensing agreement may involve substantial termination payments on the part of the Company.

     In July and August 1994, the Company entered into two long-term license agreements pursuant to which it obtained certain exclusive rights to manufacture, sell, use and distribute the Houbigant fragrances worldwide (excluding Canada). The Company acquired similar rights for the Houbigant fragrances in Canada in December 1994 through the ACB Acquisition and the execution of a new license agreement with Houbigant in July 1996, which superseded and restated its prior rights acquired in the ACB Acquisition. Each of these licenses is with Houbigant and has an initial term ending in 2001 with options for seven additional five-year terms, or a total extension of 35 years if all of the options are exercised. Houbigant, which was the subject of a proceeding under Chapter 11 of the Bankruptcy Code at the time, was authorized and empowered to enter into each license by the federal bankruptcy court.

     The Company and Houbigant entered into a License Modification Agreement, dated March 20, 1998, pursuant to which Houbigant agreed, absent any defaults under the License Modification Agreement, to forbear, for a period of one year from March 20, 1998, from taking any action with respect to certain disputes and alleged defaults under the license agreements existing as of March 20, 1998 or any defaults which might occur during the forbearance period, with the exception of certain specified defaults. In consideration of this forbearance, (1) the first renewal period of five (5) years was bifurcated into two (2) sub-terms of two and one-half (2-1/2) years each, (2) the

Company agreed to an early renewal of the License for the first 2-1/2 year sub-term (from July 1, 2001 through December 31, 2003), (3) the $5 million of credits the Company was to receive against the payment of future royalties after an aggregate of $7.6 million of royalties were paid was reduced to $2.5 million, and (4) the Company and Houbigant agreed on the allocation of the $2.5 million of credits. There is no assurance that Houbigant will agree to continue to forbear from exercising its rights under the license agreements after March 19, 1999.

     During Fiscal 1997, the Company was notified by Harby's Corporation NV ("Harby's") that the Company had failed to meet certain covenants and requirements under the license agreement assumed in August 1994 by the Company. In April 1998, after attempts to negotiate a mutually acceptable termination of the license failed, Harby's delivered a default notice to the Company, pursuant to which it elected to terminate the license in accordance with the terms provided thereunder. The termination of the Harby's license and the discontinuation thereafter of sales of the Harby's products is not expected to have a material adverse effect on the Company's operations and/or its business.

     The Company, through Cosmar, has various patent rights and a pending application in connection with its nail care and cosmetics businesses, including (1) an artificial nail sizing ring which allows for manufacturing efficiencies and ease of measurement and application by women, (2) a clam shell package design that displays artificial nails in a unique manner and
(3) an artificial nail file/buffer that is more comfortable for a woman to use due to its unique cushion and plastic core. Cosmar also is the exclusive licensee for two patented artificial nail sculpturing applications.

ITEM 2.   PROPERTIES

     Dana currently manufactures its fragrances at its 155,000 square-foot Mountain Top Facility, and at its facilities in Sao Paolo, Brazil, Laval, Quebec, Canada, and Granollers, Spain. The Company has closed and plans to sell its manufacturing facility in Argentina. The Company is also in the process of closing its manufacturing operations in Canada and consolidating such operations into its Mountain Top Facility. Each of these facilities contains production, warehouse and office facilities. Dana (or one of its subsidiaries; see the table below) (1) owns the Mountain Top Facility and the facilities in Argentina, Brazil and Spain, (2) leases its facility in Canada,
(3) leases a 105,000 square-foot distribution facility and two warehouse facilities in Mountain Top, Pennsylvania, and (4) leases a facility in Calumet City, Illinois, which it uses for its close-out business.

     Cosmar occupies a 95,320 square foot facility in Garden Grove, California that houses warehouse, distribution and production assembly operations. Cosmar performs most of its manufacturing for its artificial nail care business at its 44,000 square-foot facility in Sparks, Nevada, which it leases. Cosmar intends to consolidate its California assembly operations into its Sparks, Nevada, facility during Fiscal 1998.

     The Company leases or subleases facilities in Stamford and Greenwich, Connecticut, New York City, Cypress, California, and London, England, at which it conducts executive, marketing and administrative activities. The Company is in the process of trying to sub-let the offices in Greenwich and New York City.

     As a result of the MEM Acquisition, the Company acquired two facilities in Northvale, New Jersey, which it sold in October 1997 and May 1998. MEM's Canadian subsidiary, MEM (Canada) Ltd., (which was merged into Houbigant
(1995) Ltd. during Fiscal 1997) owns a 32,000 square-foot plant in Boucherville, Quebec, which was closed on February 7, 1997. The Company is seeking to sell the facility.

     The following table provides information on the Company's operating facilities (not including facilities used only for office or warehouse purposes):

                                                                      APPROX.
                                                  YEAR    LAST        SIZE       LEASED/
 SUBSIDIARY             LOCATION                  OPENED  EXPANSION   (SQ. FT.)  OWNED
 ----------             --------                  ------  ---------   ---------  -----
 Dana                   Mountain Top, PA          1963    1996        155,000    Owned
 Dana                   Mountain Top, PA          1996    1996        105,000    Leased
 Houbigant              Laval, Canada(1)          1994    --           43,087    Leased
 (1995) Ltd.
 Houbigant              Laval, Canada(1)          1997    __           93,156    Leased
 (1995) Ltd.
 Dana S.A.              Granollers, Spain         1971    --           67,500    Owned
 Perfumes               Sao Paolo, Brazil         1954    1984         20,810    Owned
 Dana do
 Brasil
 Perfumes               Buenos Aires,             1955    --           24,600    Owned
 Dana                   Argentina(2)
 S.A.I.C.
 Dana                   Calumet City, IL(3)       1997    --           42,000    Leased
 Cosmar                 Sparks, NV                1987    --           43,859    Leased
 Cosmar                 Garden Grove, CA(4)       1996    --           95,320    Leased
 Tinkerbell U.K. Ltd.   Folkestone, England(5)      --    --            9,500    Leased
                                                                     --------
                                                                      699,832

----------
(1) The Company is in the process of consolidating all of its Canadian fragrance manufacturing operations into Dana North America at its Mountain Top Facility.

(2) The Company has closed and is in the process of selling its manufacturing facility in Argentina.

(3)  The Company intends to close this facility.

(4) Cosmar intends to consolidate the assembly operations located at this facility into the Sparks Facility.

     during Fiscal 1998.

(5)  The Company intends to close this facility during Fiscal 1998.


ITEM 3.   LEGAL PROCEEDINGS

     LITIGATION

     PREMIER SALES GROUP LITIGATION. Renaissance, GAC and Cosmar were sued in the District Court of Jefferson County, Texas, in August 1997 by Premier Sales Group, Inc. and David Gosdin (together, "PSG"), a former sales representative for the NAT ROBBINS brand. The complaint alleged breach of contract, unjust enrichment, failure to provide an accounting, fraud, interference with business relations and prospective advantage, breach of duty of good faith and fair dealing and violation of certain provisions of the Texas Business and Commerce Code, and sought actual, statutory, special, punitive and exemplary damages in amounts to be proven at trial.
Renaissance, Cosmar and GAC denied all the material allegations of the complaint, and filed a third party complaint against the sellers of GAC (the "Sellers") in November 1997 seeking damages for breach of representations and warranties in the Stock Purchase Agreement and indemnification pursuant to the terms of the Stock Purchase Agreement. In March 1998, PSG, Renaissance, Cosmar, GAC and the Sellers entered into settlement agreements pursuant to which (1) $299,999.99 of the $500,000 held in an escrow account set up under the Stock Purchase Agreement was released from the escrow account and delivered to PSG, (2) $30,000 of the amount remaining in the escrow account was delivered to Renaissance, Cosmar and GAC to be applied against outstanding attorneys' fees for the litigation, (3) the balance of the escrow account was delivered to the Sellers, and (4) all parties signed mutual releases (except that Renaissance, GAC and Cosmar did not release any claims arising under the existing consulting agreements with the Sellers). The litigation was dismissed with prejudice by order entered on March 13, 1998.

     ORIGINAL ADDITIONS. In November 1997, Cosmar filed a AAA arbitration claim against Original Additions (Beauty Products), Ltd. ("Original Additions"), a former distributor of Cosmar products in the UK, seeking recovery of approximately $130,000 owed to Cosmar pursuant to a distribution agreement between the parties. On the same day, Original Additions filed a complaint in Superior Court in Los Angeles County, California, against the Renaissance, Cosmar and Dana U.K. Limited ("Dana U.K."), the Company's UK subsidiary. The complaint alleges breach of contract, interference with and conspiracy to interfere with contract, unfair competition and conspiracy to unfairly compete and fraud. Original Additions is seeking reformation of the original distribution agreement, declaratory relief with respect to its alleged right of set-off and compensatory and punitive damages in amounts to be proven. In April 1998, the parties executed an Agreement pursuant to which (1) they agreed to submit their claims to binding arbitration before a retired judge from the Los Angeles or Orange County Superior Court or the United States District Court for the Central District of California, (2) Cosmar agreed to withdraw its arbitration demand without prejudice and (3) Original Additions agreed to dismiss the litigation without prejudice. The parties have thirty days after the execution of the Agreement to serve their claims on each other and the arbitrator. The arbitration is to be commenced on or before December 31, 1998, unless extended by mutual agreement of the parties.

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

     The Company is subject to regulation by the US Food and Drug
Administration. The Company's advertising and sales practices are subject to the jurisdiction of the Federal Trade Commission. In addition, the Company is subject to numerous federal, state and local laws relating to marketing and to the content, labeling, packaging and shipping of its products.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An amendment to the Holding Company's Stock Option Plan (the "Plan") increasing the number of shares of Common Stock eligible for stock option grants under the Plan was approved as of February 6, 1998 by written consent of a majority of the holders of the Common Stock.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Holding Company's Common Stock. As of March 31, 1998, there were 23 holders of the Holding Company's Common Stock. The Holding Company does not anticipate declaring cash dividends in the foreseeable future because the Holding Company intends to retain its earnings to finance the implementation its business restructuring and for general corporate purposes. Any payment of future dividends will be at the discretion of the Holding Company's Board of Directors and will depend upon, among other things, the Holding Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. The 1997 Credit Facility prohibits the distribution of dividends on the Holding Company's Common Stock without the prior consent of the Revolving Credit Lenders. In addition, the 1997 Senior Notes and the Indenture governing the 1997 Senior Notes prohibit the Holding Company from paying a dividend which would cause the Holding Company to fail to comply with certain financial covenants therein.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected historical financial data of Cosmar (Predecessor) and the Company set forth below has been derived from and should be read in conjunction with the Company's (and its predecessor's) consolidated financial statements and the notes thereto included elsewhere herein and Part II, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

                     [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                            COSMAR (PREDECESSOR)                                        COMPANY
                            --------------------       -----------------------------------------------------------------------
                                                       JANUARY 1
                                  YEAR ENDED               TO
                                 DECEMBER 31,          AUGUST 17,       FISCAL             FISCAL        FISCAL         FISCAL
                                     1993                 1994           1994               1995          1996           1997
                                     ----                 ----           ----               ----          ----           ----
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS
DATA:
Net sales                          $25,844               $18,301        $57,714           $131,286      $174,612        $179,696
Operating income (loss)              5,063                 3,326          2,744              8,451         4,524        (169,347)
Interest expense                       132                    61          8,694             19,458        24,417          31,143
Income (loss) before
 extraordinary item                  4,801                 3,364         (5,459)           (12,057)      (19,380)       (197,446)
Net income (loss)                    4,801                 3,364         (5,459)           (12,057)      (41,818)       (197,446)
Net income (loss) applicable
 to common stockholders(a)           4,801                 3,364         (6,174)           (13,390)      (55,886)      $(221,783)
Income (loss) applicable to
 common stockholders per
 common share                           --                    --         $(8.50)           $(18.62)      $(71.63)      $ (268.58)
BALANCE SHEET DATA (END
 OF PERIOD):
Total assets                        $8,489                    --       $162,253           $184,619      $361,383        $240,484
Intangible assets - net                 --                    --         82,499             76,895       174,177          88,414
Long-term debt, excluding
 current maturities (b)                294                    --         97,032(a)          67,323(a)    203,877(a)        4,072(a)
Series B and C Preferred Stock (c)      --                    --             --                 --        86,660         109,925
10% Preferred Stock(c)                  --                    --         10,365             11,698        13,167          14,333
Common stockholders'
 equity (deficiency)(d)              5,390                    --         20,189              6,451        (8,181)       (230,734)
__________

     (a)  Represents net loss less preferred stock dividends.

     (b) Excludes (i) outstanding indebtedness under the 1997 Senior Notes of $200,000 and outstanding indebtedness under the 1997 Credit Facility of $55,554, both of which are classified within current liabilities at March 31, 1998, (ii) outstanding indebtedness under the Old Credit Facility of $57,000 at March 31, 1996 which is classified within current liabilities, and (iii) long-term minimum royalty obligations and other long term liabilities of $8,229, $3,768 and $4,686 at March 31, 1998, 1997 and 1996, respectively.

     (c) The carrying values of the Series B and Series C Preferred Stock and the 10% Preferred Stock have been reduced by an allocation of proceeds to the respective common stock warrants and have been increased by the accumulated dividends and accretion through the respective balance sheet date.

     (d)  No cash dividends have been paid since April 15, 1994 (Inception).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion and analysis relates to the consolidated results of operations of the Company, which for purposes of this Item 7 are discussed separately for each of the Company's major operating divisions (the "Fragrance Division," consisting of Dana and its subsidiaries, the "Cosmetics Division" consisting of Cosmar, and the "International Division," which includes both fragrance and cosmetics sales). See Part I, Item 1. Business, "Background," below for a discussion of the acquisitions completed by the Company since July 1994.

     The Company is reporting Operating Income and EBITDAI (as defined below) for Fiscal 1997 that are significantly lower than for Fiscal 1996, primarily as a result of four major factors.

     The first factor relates to operational events, of which there are three primary components. First, management believes, based on the Company's Fiscal 1997 results of operations, that the mass market fragrance industry has undergone a permanent change. Based on IRI data, the mass market fragrance industry as a whole (excluding bath and body products) suffered a greater than 7% (greater than 10% in the women's fragrance segment) decline in sales during the 52 week period ended March 22, 1998. The Company's sales reflected this industry trend. Second, profitability in the Fragrance Division was adversely affected in Fiscal 1997 by higher costs of goods sold and freight costs than during Fiscal 1996 due to difficulties encountered in integrating the manufacturing of new brand products acquired in the MEM Acquisition and the P&G Brands Acquisition into the Mountain Top Facility. Third, the Fiscal 1997 results reflect lower sales and profitability of Cosmar's COSMAR branded artificial nail products as compared to Fiscal 1996, which the Company attributes to increased competition from new entrants into the category resulting in loss of market share and higher product returns as compared to Fiscal 1996.

     The second factor relates to the Company's decision to increase its reserves in Fiscal 1997. As a result of the operational events discussed above, during Fiscal 1997, the Company reviewed its balance sheet and determined that it should make adjustments to estimates and reserves reflected on its balance sheet that were based, when made, on the Company's prior historical experience. Such review also included a reassessment of the assumptions that should be used to arrive at estimates and reserves in light of these changing market conditions. The Company reviewed its estimates for customer charge-backs, sales returns and holiday markdowns, accounts receivable, inventory and trade promotion, among other items. As a result of this review, the Company's results of operations for Fiscal 1997 include adjustments of approximately $23.1 million to reflect actual costs that exceeded estimates and other changes to estimates that had been used in recording the prior years' results.

     The third factor relates to management's decision to write-down certain of its long-lived assets in Fiscal 1997. Based on the above developments during Fiscal 1997, the Company conducted an evaluation of long-lived assets, including goodwill, based upon the Company's estimates of its current business plans for the fragrance businesses within the Fragrance and International Divisions. As a result, during Fiscal 1997, the Company recorded an impairment loss of $85.4 million relating to the write-down of such assets.

     The fourth factor relates to costs resulting from the implementation of the Company's new business plan. In Fiscal 1997, the Company recorded $35.1 million in estimated costs relating to its new business plan, consisting of, among other things, additional sales returns, excess inventory, severance costs, facilities consolidation costs and professional fees. There can be no assurance that actual costs will not be greater than estimated. See the table below for a description of the costs recorded in Fiscal 1997:

           (dollars in millions)

           Sales returns and markdown provisions       $  19.5
           Incremental excess inventory provisions        11.3
           Severance, relocation and recruiting            1.8
           Severance and additional asset write-offs       1.1
              relating to closing businesses
           Professional fees                               1.4
                                                       -------
           Total                                       $  35.1
                                                       -------
                                                       -------

     The provisions for sales returns and markdowns are included in net sales, and provisions for excess inventory are included in costs of goods sold in the accompanying statement of operations as required under generally accepted accounting principles ("GAAP").

     The Company expects to incur additional costs to implement the operational restructuring component of its new business plan during Fiscal 1998 for severance, facility consolidation costs, professional fees and other costs aggregating approximately $10.0 million to $12.0 million. The Company expects to incur additional professional fees of approximately $4.0 million to $6.0 million in connection with the planned financial restructuring of the Holding Company's obligations during Fiscal 1998. There can be no assurances that actual costs will not be greater than the above estimated amounts.

     During the fourth quarter of Fiscal 1997, the Company began a thorough review of its business, including its business strategy, its product lines, its sales and marketing strategies, its general and administrative overhead, personnel, capital and debt structure, production and advertising. The objectives of this review were to (1) identify and quantify operational problems, (2) develop strategies and tactics to improve the Company's performance , (3) quantify the costs and timing to effect the necessary changes and (4) quantify the impact of the changes on the Company's profitability and cash flow. The Company has now developed a revised business plan that de-emphasizes increasing sales volume in favor of a greater emphasis on long-term profitability. Elements of the business plan include:

     Fragrance Division:

     - Focus on core and growth brands, the highest turning SKU's and core customers; and

     - Integrate into one domestic US operation, headquartered on the east coast of the US, all of the domestic fragrance operations, the Canadian fragrance business, the domestic children's cosmetic business, and the close-out sales business (referred to elsewhere herein as "Dana North America") along with the international and corporate headquarters.

     Cosmetics Division:

     - Focus on growth brands, the highest turning SKUs and core customers; and

     -    Consolidate assembly and manufacturing operations into one location

     International Division:

     - Consolidate the South American operations into the Brazilian subsidiary and the management of the European operations under the UK subsidiary;

     - Consolidate the UK children's cosmetics business into the UK fragrance operations; and

     -    Grow sales in other countries through regional export business.

     The Company is restructuring on two fronts. Its operating subsidiaries are currently engaged in an operational restructuring of their respective businesses. The Holding Company is about to begin a financial restructuring of its capital structure. The two are, in certain respects, separate and distinct from each other.

     The Company believes that its operating subsidiaries have viable core businesses and growth brands that have the potential for improved operating and financial performance in 1998 and beyond. However, in order to improve their operating and financial performance, the operating subsidiaries must implement a costly operational restructuring in 1998, which will include numerous management and organizational changes and cost reduction programs. The operating subsidiaries have already (1) initiated many of these changes and (2) refocused their advertising and promotional programs to preserve and enhance the value of their growth brands. There can be no assurances that the operating subsidiaries will be successful in implementing their operational restructuring.

     At the same time that its operating subsidiaries are implementing their operational restructuring, management believes that the Holding Company must implement a financial restructuring. To this end, the Holding Company intends to enter into negotiations with the holders of its Preferred Stock, Common Stock and 1997 Senior Notes to restructure these obligations with the goal of de-leveraging and strengthening its balance sheet. There can be no assurances that the Holding Company will be successful in implementing its financial restructuring.

     In late June 1998, the Revolving Credit Lenders agreed to extend their financing commitments to June 1999 and increase the amount available to be borrowed under the 1997 Credit Facility. The Company believes that it will now have sufficient liquidity to enable it to implement the operational restructuring of the operating subsidiaries, consummate the Holding Company's financial restructuring, and execute the Company's new business plan.

OPERATIONS FOR FISCAL 1997 COMPARED TO OPERATIONS FOR FISCAL 1996

     NET SALES. The Company's net sales in Fiscal 1997 and Fiscal 1996 were as follows (dollars in million):

                                   FISCAL 1997             FISCAL 1996
                            -----------------------  ----------------------
            DIVISION         NET SALES   % OF TOTAL   NET SALES  % OF TOTAL
           -------------    -----------  ----------  ----------- ----------
           Fragrance           $80.8       45.0%       $74.9       42.9%
           Cosmetics            50.6       28.1%        59.2       33.9
           International        48.3       26.9%        40.5       23.2%
                             -------       ----       ------      -----
             Total           $ 179.7        100%      $174.6      100.0%
                             -------       ----       ------      -----
                             -------       ----       ------      -----

     Total net sales increased in Fiscal 1997 compared to Fiscal 1996 by 2.9% to $179.7 million.

     Fragrance Division net sales increased in Fiscal 1997 compared to Fiscal 1996 by 7.9% to $80.8 million which includes approximately $12.1 million of adjustments to reflect actual returns and allowances related to prior year activities that exceeded estimated accruals at March 31, 1997. These adjustments reflect the impact of product returns during Fiscal 1997 of Fiscal 1996 new product launches and promotional items. Fragrance Division net sales were also affected by approximately $12.2 million of additional provisions for sales returns and allowances that were recorded in connection with the Company's new business plan. Without giving effect to these adjustments and returns and allowances recorded in connection with the Company's new business plan, adjusted net sales for the Fragrance Division would have been $105.1 million for Fiscal 1997, or an increase of 40.3% over Fiscal 1996. The increase in Fiscal 1997 net sales was due principally to net sales of brands acquired in the MEM Acquisition and P&G Brands Acquisition and new brands launched during the current year (e.g., FETISH SCENT and SHADES OF NAVY). Additionally, Fragrance Division net sales were negatively affected by higher than expected returns and markdowns accruals.

     Cosmetics Division net sales decreased in Fiscal 1997 compared to Fiscal 1996 by 14.5% to $50.6 million, which includes additional adjustments of $5.3 million to reflect actual returns and allowances related to prior year activities that exceeded estimated accruals at March 31, 1997. These adjustments reflect the impact of product returns of calendar year 1997 planogram changes and 1996 promotional items during Fiscal 1997. Cosmetics Division net sales were also affected by approximately $4.6 million of additional provisions for sales returns that were recorded in connection with the Company's new business plan. Without giving effect to these adjustments and returns, adjusted net sales for the Cosmetic Division in Fiscal 1997 would have been $60.5 million, or an increase of 2.2% over Fiscal 1996 sales. The increase in Fiscal 1997 adjusted net sales was due principally to increased sales of the NAT ROBBINS brand of cosmetics acquired in the GAC Acquisition and the FETISH brand of cosmetics launched in Fiscal 1997, offset by the declines in the sales of the Company's COSMAR branded products.
Fiscal 1997 net sales of the NAT ROBBINS and FETISH brands of cosmetics were approximately $8.9 million higher than Fiscal 1996 sales of NAT ROBBINS cosmetics. Fiscal 1997 net sales of the COSMAR branded products were approximately $14.0 million lower than Fiscal 1996 sales.

     International Division net sales increased in Fiscal 1997 compared to Fiscal 1996 by 19.3% to $48.3 million which includes additional adjustments of $1.4 million to reflect actual returns and allowances related to prior year activities that exceeded estimated accruals at March 31, 1997. International Division net sales were also affected by $2.7 million of additional provisions for sales returns that were recorded in connection with the Company's new business plan. Without giving effect to these adjustments and returns, adjusted net sales for Fiscal 1997 would have been $52.4 million or an increase of 29.4% over Fiscal 1996. The increase in adjusted net sales is attributable principally to sales from the Company's UK subsidiary that began operations in December 1996, offset, in part, by a decrease in export sales.

     GROSS PROFIT.   The Company's gross profit in Fiscal 1997 and Fiscal
1996 was as follows (dollars in millions):

                        FISCAL 1997                    FISCAL 1996
                --------------------------     ---------------------------
DIVISION        GROSS PROFIT      % OF NET     GROSS PROFIT       % OF NET
                                   SALES                           SALES
--------        ------------      --------     ------------       --------
Fragrance           $22.4          27.7%           $ 46.6          62.2%
Cosmetics            20.9          41.3%             35.0          59.1%
International        20.7          42.9%             23.3          57.5%
                ------------      --------     ------------       --------
     Total          $64.0          35.6%           $104.9          60.1%

     Fragrance Division gross profit margin declined to 27.7% in Fiscal 1997 from 62.2 % in Fiscal 1996 due in part to $12.1 million of adjustments to net sales described in NET SALES above and approximately $0.8 million of adjustments to cost of goods sold that reflected actual costs related to prior year activities that exceeded estimated accruals at March 31, 1997. Fragrance Division gross profit in Fiscal 1997 also included $12.2 million of adjustments to net sales and $7.7 million of adjustments to cost of goods sold, to reflect additional provisions for sales returns, markdowns and excess inventories recorded in connection with the Company's new business plan. Without such adjustments and additional costs, gross profit for Fiscal 1997 for the Fragrance Division would have been $55.2 million or 52.5% of adjusted net sales compared to 62.2% in Fiscal 1996. This decline is due to higher levels of close-out sales and higher sales of children's cosmetics products, which, in each case, generate lower gross margins. Nonetheless, the gross margin on fragrance products sold through normal channels declined to 56.9% of adjusted net sales in Fiscal 1997 from 62.2% in Fiscal 1996. This decline is principally due to difficulties encountered in integrating the manufacturing of new brand products acquired in the MEM Acquisition and P&G Brands Acquisition into the Company's Mountain Top Facility, which resulted in delays in production and required the Company to out-source a large portion of 1997 Christmas holiday season production. Higher labor and overhead costs at the Mountain Top Facility caused by increased levels of overtime and lower through-put also contributed to the decline in Fiscal 1997 gross margins on fragrance products. Gross profit in Fiscal 1997 was further reduced by additional depreciation incurred in connection with the expansion of the Mountain Top Facility.

     Cosmetics Division gross profit margin declined to 41.3% in Fiscal 1997 from 59.1 % in Fiscal 1996 due in part to $5.3 million of adjustments to net sales described in NET SALES above and approximately $1.4 million of adjustments to cost of goods sold that reflected actual costs related to prior year activities that exceeded estimated accruals at March 31, 1997. Cosmetics Division gross profit in Fiscal 1997 also included approximately $4.6 million of adjustments to net sales and $2.1 million of adjustments to cost of goods sold to reflect additional provisions for sales returns and excess inventories recorded in connection with the Company's restructuring plan. Without such adjustments and additional provisions for returns and costs recorded in connection with the Company's restructuring plan, gross profit for the Cosmetics Division in Fiscal 1997 would have been 56.7% of adjusted net sales compared to 59.1% in Fiscal 1996. The remaining decrease is due to changes in product mix.

     International Division gross profit margin declined to 42.9% in Fiscal 1997 from 57.5% in Fiscal 1996 principally due to $1.4 million of adjustments to net sales described in NET SALES above that reflected actual returns and allowances related to prior year activities that exceeded estimated accruals at March 31, 1997. International Division gross profit in Fiscal 1997 also included $2.7 million of adjustments to net sales and $1.6 million of adjustments to cost of goods sold to reflect additional provisions for sales returns and excess inventories recorded in connection with the Company's new business plan. Without such adjustments and returns, gross profit for the International Division in Fiscal 1997 would have been 50.4% of adjusted net sales compared to 57.5% in Fiscal 1996. The decline in gross margin percentage is due principally to higher than anticipated costs of production experienced by the Company during Fiscal 1997 in its overseas operations compared to Fiscal 1996.

     SELLING EXPENSES. The Company's selling expenses in Fiscal 1997 and Fiscal 1996 were $92.2 million (51.3% of net sales) and $64.8 million (37.1% of net sales), respectively. Selling expenses in Fiscal 1997 also included $0.4 million of additional trade promotion costs that reflected actual costs related to prior year activities that exceeded estimated accruals at March 31, 1997. Without giving effect to these additional trade promotion costs incurred in connection with the Company's restructuring plan, selling expenses would have been $91.8 million, or 42.1% of Fiscal 1997 adjusted net sales. Selling expenses increased in Fiscal 1997 due to higher advertising and promotion expenditures during the first half of Fiscal 1997, primarily to support the brands acquired in the MEM Acquisition and P&G Brands Acquisition, and due to the additional selling costs related to larger selling organizations required by the Company's expanded product offerings. The increase in selling expenses as a percentage of net sales is attributable to the combination of the aforementioned increased costs and lower than expected net sales in Fiscal 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses in Fiscal 1997 and Fiscal 1996 were $39.0 million (21.7% of net sales) and $25.7 million (14.7% of net sales), respectively. General and administrative expenses in Fiscal 1997 include $1.6 million of adjustments which reflect actual costs related to prior year activities that exceeded estimated accruals at March 31, 1997. Excluding these adjustments, general and administrative expenses were $37.4 million (17.1% of adjusted net sales). The increase in general and administrative expenses was attributable to the additional costs for the infrastructure necessary to run a larger organization, primarily resulting from increased expenses related to the GAC Acquisition, MEM Acquisition, P&G Brands Acquisition, the corporate headquarters office, the children's cosmetics business and the Company's U.K. subsidiary that began operations in December 1996. The increase in general and administrative expenses as a percentage of net sales reflects the additional costs discussed above and lower than expected net sales in Fiscal 1997.

     RESTRUCTURING COSTS. Restructuring costs were $0.6 million (.3% of net sales). Restructuring costs consist of costs related to the closing of the Company's Argentina operations.

     OTHER SEVERANCE COSTS AND PROFESSIONAL FEES. Other severance costs and professional fees in Fiscal 1997 were $3.2 million (1.8% of net sales) compared to $0 in Fiscal 1996. These costs include severance, relocation and recruiting costs incurred during Fiscal 1997 by the Company to reorganize its management team, and fees incurred by the Company for the professional services of its outside advisors to assist in the development and implementation of the Company's new business plan and planned financial restructuring.

     AMORTIZATION OF INTANGIBLES AND OTHER ASSETS. Amortization of intangibles and other assets were $13.0 million (7.2 % of net sales) and $9.8 million (5.6% of net sales) in Fiscal 1997 and 1996, respectively. This increase in Fiscal 1997 compared to Fiscal 1996 is principally due to an increase in intangible assets resulting from the GAC Acquisition, MEM Acquisition and P&G Brands Acquisition.

     IMPAIRMENT OF LONG-LIVED ASSETS.   The asset impairment charge during
Fiscal 1997 reflects the Company's evaluation of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long Lived Assets and for Lived Assets to be Disposed of" ("SFAS 121"). Based on the Company's evaluation of such long-lived assets, an impairment charge of $85.4 million (47.5% of net sales) was recorded to reflect declines in value of long lived assets used in the fragrance business within the Fragrance and International Divisions. Approximately $3.8 million of these charges relate to assets of foreign operations that the Company intends to close or sell. The remainder relates to fixed and intangible assets, including goodwill, that were deemed to be impaired based upon the future expected cash flows of the Fragrance and International Divisions.

     The Fiscal 1997 asset impairment charge had no impact on the Company's Fiscal 1997 cash flow and will not impact its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expenses related to certain assets will be reduced in future periods. In conjunction with the review for impairment, the estimated useful lives of certain assets were reviewed. This review resulted in the acceleration of amortization expense for certain intangible assets.

     Management believes that, as an additional operational measurement, earnings (loss) before interest, taxes, depreciation, amortization and impairment of long-lived assets ("EBITDAI") is useful and meaningful to an understanding of the operating performance of the Company. EBITDAI should not be considered in isolation or as a substitute for net income
(loss), cash flow from operations or other consolidated income (loss) or cash flow data or as a measure of the Company's profitability or liquidity. Items excluded for EBITDAI, such as depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. Management uses EBITDAI as one means of analyzing its ability to service its debt. Management believes that lenders use it for purposes of analyzing a company's performance with respect to its credit facilities and certain investors use it as one measure of a company's historical ability to service its debt. All companies do not calculate EBITDAI the same way.

     The computation of Fiscal 1997 and Fiscal 1996 EBITDAI is set forth in the table below (in millions):

                                                     FISCAL           FISCAL
                                                      1997             1996
                                                      ----             ----
Operating income (loss)                             $(169.3)          $ 4.5
Plus amortization of intangibles and other assets      13.0             9.8
Plus impairment of long-lived assets                   85.4              --
Plus depreciation                                       8.2             4.9
                                                    -------           -----
EBITDAI                                             $ (62.7)          $19.2

     Without giving effect to the adjustments to reflect actual costs that exceed estimates that had been used in recording prior years' results and the additional costs recorded in connection with the operational component of the Company's new business plan discussed above, EBITDAI for Fiscal 1997 would have been $(4.5) million.

     INTEREST EXPENSE. The Company's interest expense was $31.1 million and $24.4 million in Fiscal 1997 and Fiscal 1996, respectively. Interest expense consisted of the following (in millions):

                                                      FISCAL           FISCAL
                                                       1997             1996
                                                       ----             ----
Interest on  1997 Senior Notes (a)                    $23.5            $ 3.4
Interest on  1997 Credit Facility                       3.6               --
Interest on Old Senior Notes                             --              7.6
Interest on Subordinated Seller Notes
 (payable in 2002)                                      0.5              0.5
Interest on Old Credit Facility                          --              4.9
Interest on Old Senior Secured Credit Facility           --              2.4
Other Interest                                          0.2              0.4
Amortization of deferred financing costs                2.1              3.2
Accretion of Subordinated Seller Notes
(and Old Senior Notes in Fiscal 1996)                   0.2              0.3

Accretion of interest on obligations for
   minimum royalty payment                              1.0              1.7
                                                      -----            -----
Total Interest Expense                                $31.1            $24.4

---------------
     (a) See "Liquidity and Capital Resources," below for additional information in connection with the February 15, 1998 interest payment.

     OTHER EXPENSE (INCOME) - NET. Other expense (income) - net was ($2.5) million for Fiscal 1997 compared to $0.1 million for Fiscal 1996 and consists primarily of the proceeds from a key man life insurance policy covering the late Chairman and Chief Executive Officer, Dr. Thomas V. Bonoma, on which the Company was the beneficiary, net of incremental expenses incurred by the Company relating to his death. Other expense (income) - net also includes other fees payable to the Company's majority stockholder during Fiscal 1997 of $0.7 million. As of March 31, 1998, $0.4 of such fees had been paid. As of August 15, 1997, the Company was restricted from making such payments pursuant to the terms of the Company's Series C Preferred Stock. No fees were paid or accrued during Fiscal 1996, because the Company was prohibited from making such payments pursuant to the terms of the Company's Old Credit Facility. Other expenses (income) - net also includes $0.8 million of foreign currency losses primarily from short-term intercompany transactions.

     INCOME TAX PROVISION. Income tax provision was $.9 million and $1.3 million for Fiscal 1997 and Fiscal 1996, respectively. The Company's effective tax rates differ from the United States federal income tax rate due to state and foreign income taxes and limitations on utilization of federal income tax benefits. The decrease in income taxes during Fiscal 1997 compared to Fiscal 1996 is due to lower income in certain foreign jurisdictions.

OPERATIONS FOR FISCAL 1996 COMPARED TO OPERATIONS FOR FISCAL 1995

     NET SALES. The Company's net sales in Fiscal 1996 and Fiscal 1995 were as follows (dollars in millions):

                              FISCAL 1996                     FISCAL 1995
                         ----------------------           ---------------------
                                          % OF                             % OF
DIVISION                 NET SALES        TOTAL           NET SALES        TOTAL
--------                 ---------        -----           ---------        -----
Fragrance                  $ 74.9          42.9%           $ 63.9          48.6%
Cosmetics                    59.2          33.9              44.5          33.9
International                40.5          23.2              22.9          17.5
                           ------         -----            ------         -----
                           $174.6         100.0%           $131.3         100.0%

     Total net sales increased in Fiscal 1996 compared to Fiscal 1995 by 33.0% to $174.6 million.

     Fragrance Division net sales increased in Fiscal 1996 compared to Fiscal 1995 by 17.2% to $74.9 million. Approximately three-quarters of this increase resulted from new launches, primarily NAVIGATOR and AMBUSH, and the revitalization of existing brands. The remaining increase in Fiscal 1996 net sales was attributable to the brands acquired during Fiscal 1996.

     Cosmetics Division net sales increased in Fiscal 1996 compared to Fiscal 1995 by 33.0% to $59.2 million. Approximately two-thirds of this increase was attributable to sales of the NAT ROBBINS brand, which was acquired in the GAC Acquisition. The remaining increase in Fiscal 1996 net sales was attributable to NAIL FETISH and other new product introductions.

     International Division net sales increased in Fiscal 1996 compared to Fiscal 1995 by 76.9% to $40.5 million. Approximately two-thirds of this increase was attributable to sales by the Company's Brazilian subsidiary which was acquired in December 1995. The remaining increase in Fiscal 1996 net sales was equally attributable to existing brands, new launches and brands acquired during Fiscal 1996.

     GROSS PROFIT. The Company's gross profit in Fiscal 1996 and Fiscal 1995 was as follows (dollars in millions):

                               FISCAL 1996                   FISCAL 1995
                            ------------------           -------------------
                             GROSS    % OF NET           GROSS      % OF NET
DIVISION                    PROFIT     SALES            PROFIT       SALES
--------                    ------     -----            ------       -----
Fragrance                   $ 46.6     62.1%             $39.3       61.6%
Cosmetics                     35.0     59.2               28.5       64.0
International                 23.3     57.7               12.1       52.9
                            ------     ----              -----       ----
                            $104.9     60.1%             $79.9       60.9%

     The overall gross profit margin decreased from 60.9% in Fiscal 1995 to 60.1% in Fiscal 1996 due primarily to the changing sales mix among the Fragrance, Cosmetics and International Divisions.

     The Fragrance Division gross profit margin increased from 61.6% in Fiscal 1995 to 62.1% in Fiscal 1996 due primarily to a change in sales mix between men's and women's brands.

     The Cosmetics Division gross profit margin decreased from 64.0% in Fiscal 1995 to 59.2% in Fiscal 1996 due primarily to the lower gross profit margin carried by the NAT ROBBINS brand which was acquired in the GAC Acquisition in 1996.

     The International Division gross profit margin increased from 52.9% in Fiscal 1995 to 57.7% in Fiscal 1996 primarily due to changes in product mix.

     SELLING EXPENSES. The Company's selling expenses for Fiscal 1996 and Fiscal 1995 were $64.8 million (37.1% of net sales) and $52.3 million (39.8% of net sales), respectively. The increase in Fiscal 1996 selling expenses was principally attributable to increased advertising and promotional expenses, reflecting the Company's strategy of reinvigorating existing brand equities. As discussed above, net sales increased during Fiscal 1996 compared to Fiscal 1995 due to new launches, revitalizing existing brands and new brand acquisitions. The decrease in selling expenses as a percentage of net sales in Fiscal 1996 compared to Fiscal 1995 is principally attributable to net sales increasing at a faster rate than selling expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses for Fiscal 1996 and Fiscal 1995 were $25.7 million (14.7% of net sales) and $14.0 million (10.7% of net sales), respectively. The increase in general and administrative expenses in Fiscal 1996 compared to 1995 was attributable to the addition of key personnel at both the Company's corporate and operating levels in connection with the GAC Acquisition, MEM Acquisition and P&G Brands Acquisition.

     AMORTIZATION OF INTANGIBLE AND OTHER ASSETS. Amortization of intangible and other assets for Fiscal 1996 and Fiscal 1995 was $9.8 million (5.6% of net sales) and $5.2 million (4.0% of net sales), respectively. The increase in amortization in Fiscal 1996 compared to Fiscal 1995 is principally due to an increase in intangible assets resulting from the GAC Acquisition, MEM Acquisition and P&G Brands Acquisition.

     The computation of Fiscal 1996 and Fiscal 1995 EBITDA (i.e., EBITDAI, without taking into account impairment of long-lived assets) is set forth in the table below (in millions):

                                      FISCAL 1996               FISCAL 1995
                                      -----------               -----------
Operating Income                         $ 4.5                     $ 8.5
Plus Amortization of Intangibles           9.8                       5.2
  and Other Assets
Plus Depreciation                          4.9                       2.8
                                         -----                     -----
EBITDA                                   $19.2                     $16.5

     INTEREST EXPENSE. The Company's total interest expense for Fiscal 1996 and Fiscal 1995 was $24.4 million and $19.5 million, respectively. Interest expense consisted of (in millions):

                                              FISCAL 1996      FISCAL 1995
                                              -----------      -----------
Interest on Senior Notes                     $  3.4           $   --
Interest on Old Senior Notes                    7.6              9.0
Interest on Subordinated Seller Notes
 (payable in 2002)                              0.5              0.4
Interest on Old Senior Secured Credit
 Facility                                       2.4               --
Interest on Old Credit Facility                 4.9              6.0
Other Interest                                  0.4              0.2
Accretion of Interest on Old                    0.3              0.3
 Senior Notes and Subordinated Seller Notes
Amortization of deferred financing costs        3.2              2.6
Accretion of interest on obligations for
 minimum royalty payment                        1.7              1.0
                                              -----            -----
     Total Interest Expense                   $24.4            $19.5
                                              -----            -----
                                              -----            -----

     INCOME TAX PROVISION. Income tax provision for Fiscal 1996 and Fiscal 1995 was $1.3 million and $1.3 million, respectively. The effective tax rates differ from the United States federal income tax rate due to the effects of filing separate income tax returns in certain state and foreign jurisdictions, and limitations on utilization of federal income tax benefits.

INFLATION

     The impact of inflation on the reported periods has not been significant to date. There can be no assurances that a high rate of inflation in the future would not have an adverse impact on the Company's results.

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

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 was issued to remedy the diversity in the approaches to accounting for internal-use software by providing guidance on expensing versus capitalization of costs, accounting for the costs incurred in the upgrading and amortization of capitalized cost software costs. These statements are effective for fiscal years beginning after December 15, 1998. Management is currently evaluating the impact such statements will have on its future financial position and results of operations.

OTHER

     Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company anticipates that it will have "Year 2000 Compliant" software no later than the end of Fiscal 1998. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

     The Company presently believes that with conversions to new systems and modifications to existing software, the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made in a timely fashion, the Year 2000 problem can have a material impact on the operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     NET CASH USED IN/PROVIDED BY OPERATING, INVESTING AND FINANCING ACTIVITIES. Net cash used by the Company in operating activities for Fiscal 1997 was $55.1 million, consisting primarily of a net loss of $197.4 million, less (1) non-cash items of $109.7 million, (2) increases in inventories of $1.5 million, offset by (3) decreases in accounts receivable and prepaid expenses and other assets, increases in accounts payable and increases in accrued expenses and other current liabilities, and increases in other of $16.4 million, $1.0 million, $11.2 million, $3.3 million and $2.2 million, respectively.

     Net cash provided by investing activities was $10.5 million, consisting primarily of net proceeds from the sale of marketable securities of $21.6 million and proceeds from the sale of one of the properties acquired in the MEM Acquisition of $1.8 million, offset by capital expenditures of $11.4 million, other investing activities of $0.9 million and an investment in a joint venture of $0.6 million, net of cash acquired.

     Net cash provided by financing activities was $51.6 million, consisting primarily of borrowings on the 1997 Credit Facility (which is discussed below) of $73.5 million offset by repayments on the 1997 Credit Facility of $17.9 million, the payment of minimum royalty obligations of $3.1 million and financing fees of $0.9 million.

     OUTSTANDING INDEBTEDNESS AND LIQUIDITY REQUIREMENTS. As of March 31, 1998, the Holding Company had total outstanding indebtedness on which it is the sole obligor of $204.1 million, consisting of (1) $200.0 million of Senior Notes and (2) $4.1 million of Subordinated Seller Notes. At March 31, 1998, the Credit Parties had total outstanding indebtedness of $55.6 million under the 1997 Credit Facility, including an overadvance of $0.6 million. Additionally, the Credit Parties had outstanding letters of credit of $1.7 million against its 1997 Credit Facility.

     1997 CREDIT FACILITY. The maximum borrowing amount under the 1997 Credit Facility, as amended, is (1) $75 million, subject to a borrowing base calculation based upon eligible inventory and accounts receivable, plus (2) as part of the $75 million, an overadvance component in the amount of $30 million. The $30 million overadvance component is to be reduced to $15 million at December 31, 1998 and to zero at June 30, 1999. As of June 19, 1998, (1) $56.8 million was outstanding under the 1997 Credit Facility (including $14.9 million of overadvances) and (3) $2.6 million of letters of credit were outstanding.

     The Credit Parties have agreed to pay to the Revolving Credit Lenders $500,000 on the earliest to occur of (a) receipt by the Credit Parties of proceeds in excess of $5 million from the sale of assets or stock of any subsidiary of a Credit Party (a "Disposition"), (b) payment in full of all obligations under the 1997 Credit Facility and (c) December 31, 1998. If the obligations under the 1997 Revolving Credit Facility have not been paid in full by December 31, 1998, the Credit Parties have agreed to pay the Revolving Credit Lenders an additional fee of $1 million, payable on the earliest to occur of (i) receipt of proceeds in excess of $5 million from a Disposition, (ii) payment in full of all obligations under the 1997 Credit Facility and (iii) June 30, 1999.

     Loans drawn under the 1997 Credit Facility bear interest at the Index
Rate plus 2.00%.   Overadvances bear interest at (i) the Index Rate (i.e.,
the higher of the prime rate or the overnight Federal Funds rate plus 0.5%) plus 4.00% through June 26, 1998, (ii) the Index Rate plus 5.5% through

December 31,1998 and (iii) the Index Rate plus 6.5% through June 30, 1999.

     The 1997 Credit Facility is secured by all of the assets of the Credit Parties. In addition, the Credit Parties pledged 66% of the stock of their principal first-tier operating foreign subsidiaries and 100% of the stock of their principal first-tier operating domestic subsidiaries as additional collateral for the loans under the 1997 Credit Facility.

     The 1997 Credit Facility, as amended, contains a number of covenants that restrict the operation of the Company, including restrictions on, among other things, (1) certain mergers, acquisitions or sales of the Company's assets or stock (other than stock of the Holding Company), (2) cash dividends and other distributions to equity holders of the Company, (3) interest payments with respect to the Company's indebtedness, (4) payments in respect of subordinated debt, (5) certain transactions with affiliates, (6) indebtedness and liens and (7) Restricted Payments. The 1997 Credit Facility also contains several financial covenants. The Revolving Credit Lenders have agreed to waive compliance with the Maximum Leverage Ratio and Minimum Interest Coverage Ratio through June 30, 1999, and the parties have revised the Minimum EBITDA covenant. The Credit Parties have covenanted not to permit the outstanding amount of overadvances to exceed certain monthly set amounts.

     The Revolving Credit Lenders have waived or consented to all of the Company's covenant violations since the inception of the 1997 Credit Facility for all purposes thereunder except for purposes of the Restricted Payments covenant. As a result, the Holding Company is prohibited from making the following payments: (1) scheduled interest payments on the 1997 Senior Notes and Subordinated Seller Notes, (2) fees due and payable to Kidd Kamm pursuant to the Management Agreement between Kidd Kamm and the Holding Company, (3) payments to purchase, redeem or otherwise acquire the Common Stock of the Holding Company (or options to acquire shares of Common Stock) held by former employees or their estates and (4) cash dividends on the Holding Company's 10% Preferred Stock.

     1997 SENIOR NOTES. Interest in the aggregate amount of $11.8 million on the Holding Company's 1997 Senior Notes is due and payable on August 15, 1998. The Holding Company does not have sufficient funds to make this payment and an Event of Default will occur 30 days after such due date. Upon the occurrence of an Event of Default, holders of 25% of the 1997 Senior Notes can declare the entire principal amount of the 1997 Senior Notes due and payable. As discussed above, the 1997 Senior Notes are obligations of just the Holding Company and are not guaranteed by any of the Holding Company's operating subsidiaries. At the time the Senior Notes were issued (prior to the exchange for the 1997 Senior Notes), a special purpose subsidiary of the Company (the "Guarantor") established an escrow account to secure certain payments of interest due on the Senior Notes. On February 13, 1998, the Company announced that, in order to maximize its available liquidity for marketing, product launch and trade related efforts, it had, on February 12, 1998, advised the trustee under the Indenture, that neither the Company nor the Guarantor would pay the portion of the interest payment due on the 1997 Senior Notes required to be paid by them. The Company instead requested that the trustee exercise its right to request the escrow agent to make available additional funds to pay the balance of the interest due to the holders of the 1997 Senior Notes. On February 17, 1998, pursuant to the request of the trustee, the escrow agent released funds held in the escrow account to make such interest payment in full. As of March 31, 1998, this escrow account held approximately $1.8 million. Based on the Holding Company's current and expected level of operations, the Holding Company does not expect to be able to pay the installment of interest due on August 15, 1998. Additionally, under the terms of the 1997 Credit Facility, the Holding Company is prohibited from making the interest payments on the 1997 Senior Notes.

     OPERATIONAL AND FINANCIAL RESTRUCTURING. As previously discussed, management has re-evaluated the mass-market fragrance and cosmetics markets and has developed a new business plan that emphasizes profitability and cash flow through an operational restructuring, and focusing on the operating subsidiaries' core and growth brands. There can be no assurance that the operating subsidiaries will be successful in restructuring their operations. Failure to successfully implement the operational restructuring of the operating subsidiaries will have a material adverse effect on the Company's overall financial condition, business and results of operations.

     In addition to the aforementioned operational restructuring, the Holding Company intends to pursue a financial restructuring of its outstanding 1997 Senior Notes, Preferred Stock and Common Stock, with the goal of de-leveraging and strengthening its own balance sheet. There can be no assurance that the Holding Company will be successful in restructuring its 1997 Senior Notes, Preferred Stock and Common Stock on terms acceptable to it, or at all. Failure to successfully complete a financial restructuring will have a direct material adverse effect on the Holding Company's ability to service its obligations to the holders of its debt and equity obligations and may have an indirect material adverse effect on the financial condition, business and results of operations of the operating subsidiaries.

     FISCAL 1998. In Fiscal 1998, the Company anticipates that, in addition to its ordinary operating needs, its cash needs will include: (1) approximately $10 million to $12 million for costs associated with the implementation of the operational restructuring component of its new business plan, (2) approximately $4 million to $6 million for additional professional fees in connection with the planned financial restructuring of the Holding Company's obligations, and (3) approximately $10 million for capital expenditures. The Company is a seasonal business and its operating cash requirements vary depending on the season. The Company believes that it will have sufficient liquidity over the next 12 months to enable it to implement the operational restructuring of the operating subsidiaries, consummate the Holding Company's financial restructuring, and execute the Company's new business plan.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial data required by this Item 8 are set forth in Item 14 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS, OFFICERS AND CERTAIN KEY EMPLOYEES

     The following table sets forth certain information concerning the executive officers, directors and certain key employees of the Company as of May 31, 1998, and those persons who were Named Executive Officers during Fiscal 1997 (as defined in Part III Item 11. Executive Compensation below).

       NAME                        AGE                               POSITION
       ----                        ---                               --------
Thomas V. Bonoma(1)                --             Former Chairman, Chief Executive Officer and Director
Norbert Becker                     50             President, Chief Executive Officer and Director
Ronald D. Bowen(2)                 54             Group Vice President, Corporate Production and Operations
Robert J. Corso                    42             Group Vice President and Chief Financial Officer
Albert E. DeChellis(3)             48             Group Vice President and President, International
Sean E. Greene                     57             Group Vice President, President Renaissance Sales, Vice Chairman and Director
John R. Jackson                    40             Group Vice President, Corporate Development and Human Resources, and Secretary
Anne E. Leets                      46             General Manager, Cosmar
Nicholas Longano                   32             Group Vice President, Marketing
Marc L. Rovner(4)                  46             Group Vice President and President, Fragrance



Anthony J. Wesley                  41             Vice President, Treasurer, and Chief Financial Officer, International
Kurt L. Kamm                       55             Director
William J. Kidd                    56             Director
Richard Nevins                     51             Director
Terry M. Theodore                  34             Director

(1) Dr. Bonoma died unexpectedly on May 21, 1998. Mr. Becker was appointed Chief Executive Officer and a director effective May 28, 1998.

(2) Mr. Bowen left the employment of the Company effective May 15, 1998 as part of the Company's management restructuring. Effective May 15, 1998, Mr. Bowen began providing consulting services to the Company pursuant to a consulting agreement with a two month term.

(3) Mr. DeChellis left the employment of the Company effective May 15, 1998 as part of the Company's management restructuring.

(4) Mr. Rovner left the employment of the Company effective May 15, 1998 as part of the Company's management restructuring.

---------------------

     Officers of the Company are appointed by and serve at the discretion of the Board of Directors of the Holding Company. Directors of the Holding Company are elected annually and hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified.

BUSINESS EXPERIENCE OF DIRECTORS, OFFICERS AND CERTAIN KEY EMPLOYEES

     NORBERT BECKER, President and Chief Executive Officer and Director, joined the Company in July 1996. At a special meeting of the Board of Directors of the Holding Company held on May 28, 1997, Mr. Becker was appointed as Chief Executive Officer and a director effective May 28, 1997. Prior to that, Mr. Becker served as Chief Operating Officer of the Company. From April 1981 to 1996, Mr. Becker held a number of positions with Benckiser, GmbH in different countries. His last position was as President and Chief Executive Officer of Lancaster Group USA, the American subsidiary of Benckiser, GmbH, selling and marketing prestige fragrances in the United States. Previously, Mr. Becker was Chief Operating Officer of Lancaster Group USA and Executive Vice President for Finance and Administration for Lancaster Worldwide, a division of Benckiser, GmbH. Mr. Becker is a graduate of Frankfurt University, in Frankfurt, Germany.

     ROBERT J. CORSO, Group Vice President and Chief Financial Officer, joined the Company on October 1, 1997. Prior to joining the Company, Mr. Corso spent nineteen years with the accounting firm of Arthur Andersen. He joined Arthur Andersen in 1978, was promoted to manager in 1983, and admitted to the partnership in 1989. He was the audit partner with major multinational companies and also was the partner in charge of Arthur Anderson's outsourcing service in metro New York. He has a Bachelor's degree from Fairfield University and is a Certified Public Accountant.

     SEAN E. GREENE, Group Vice President, President, Renaissance Sales, Vice Chairman and Director, joined the Company in June 1994. From 1991 to 1994, Mr. Greene served as Vice President of Sales of Quintessence, Inc., which was acquired by Benckiser, GmbH in 1991. In 1994, Mr. Greene became Senior Vice President of Sales for Coty, Inc., another Benckiser, GmbH subsidiary. Prior to joining Benckiser, GmbH, Mr. Greene was Senior Vice President of the Fine Fragrance Division of Faberge, Inc. and a Vice President of Mary Quant Cosmetics, an international cosmetics and fragrance company. Mr. Greene is a graduate of Belvedere College in Dublin, Ireland.

     JOHN R. JACKSON, Group Vice President, Corporate Development and Human Resources, and Secretary, joined the Company in June 1995. From 1994 to 1995, Mr. Jackson was the Vice President of Acquisitions, General Counsel and Secretary of Brothers Gourmet Coffees, Inc. From 1983 to 1988, he was engaged in the practice of law at the Denver office of Kirkland and Ellis. From 1988 to 1994, Mr. Jackson was engaged in the practice of law at the Denver office of the firm of Ballard Spahr Andrews & Ingersoll, where he became a partner in 1990. While engaged in private practice, Mr. Jackson focused on merger and acquisition transactions and private and public financing. Mr. Jackson taught Business Planning as an adjunct professor of law at the University of Denver Law School. He holds a B.A. degree from Davidson College and a J.D. degree from Vanderbilt Law School.

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

     NICHOLAS LONGANO, Group Vice President, Marketing, joined the Company in April 1997 as the Vice President of Marketing for Cosmar Corporation. He was promoted to Group Vice President, Marketing, effective March 1, 1998. Prior to joining the Company, Mr. Longano was Director of Marketing for Revlon for three years, working on cosmetics and fragrances. From 1990-1994, Mr. Longano worked for L'Oreal marketing hair care products. He began his career with Cadbury Schweppes in Melbourne, Australia.

     ANTHONY J. WESLEY, Vice President, Treasurer, and Chief Financial Officer, International, joined the Company in February 1997. From 1990 to 1997, Mr. Wesley was a founder and shareholder in Wesley Mills and Company, an accountancy practice in Cleveland, Ohio. Prior thereto, he spent six years as the Manager, Tax Planning, of Cole National Corporation, a leading specialty retailer. Mr. Wesley holds a B.B.A. from the University of Notre Dame and is a Certified Public Accountant.

     KURT L. KAMM, Director, was elected a director in October 1994. In 1979, Mr. Kamm joined Lineberger Kidd Kamm & Company. He helped to establish Kidd, Kamm & Company in 1987. Mr. Kamm is a director of Wright Medical Technology, Inc., a manufacturer and marketer of orthopedic implant devices. In January 1997, Mr. Kamm formed a separate entity for future investments, Kamm Theodore, LLC.

     WILLIAM J. KIDD, Director, was elected a director in May 1994. In 1974, Mr. Kidd helped to form and became a principal of Lineberger, Kidd & Company which, in turn, became Lineberger Kidd Kamm & Company in 1979. In 1987, Mr. Kidd helped to establish Kidd, Kamm & Company. Mr. Kidd is a director of Wright Medical Technology, Inc., a manufacturer and marketer of orthopedic implant devices. In January 1997, Mr. Kidd formed a separate entity for future investments, Kidd & Company, LLC.

     RICHARD NEVINS, Director, was elected  a director in March 1998.   Since
1992, Mr. Nevins has served as the President of Richard Nevins & Associates, a financial advisory firm. Mr. Nevins was elected a director of Fruehauf Trailer Corporation ("Fruehauf") in 1995, and was elected as Chairman of Fruehauf's executive committee in August 1996. On October 7, 1996, Fruehauf filed for relief under Chapter 11 of the Bankruptcy Code. Together with the other members of the Fruehauf board who had been elected by the shareholders, Mr. Nevins resigned his positions with Fruehauf effective October 9, 1996. During 1996, Mr. Nevins served as acting Chief Operating Officer and Chief Restructuring Officer for Sun World International, a California agricultural firm, following the filing of a petition in bankruptcy by Sun World International. Since November 1996, Mr. Nevins has been a director of Kevco, Inc. From December 1997 to June 1998, Mr. Nevins served as a director of ERLY Industries; from 1995 to 1996, he served as a director of Ampex Corporation; and from 1993 to 1995, he served as a director of The Actava Group (now Metromedia International Group). Mr. Nevins is the designee of the holders of the Holding Company's 10% Preferred Stock pursuant to the right granted to such holders under the Company's Restated Certificate of Incorporation to elect one director.

     TERRY M. THEODORE, Chairman and Director, was elected a director in May 1994 and was appointed Chairman in July 1997. Mr. Theodore is a principal in Kamm Theodore & Company, L.L.C., which was formed in January 1997. Prior to that time, Mr. Theodore was a partner at Kidd Kamm & Company, and served in the Financial Institutions Group of Bear, Stearns & Co. from 1988 to 1989.

VOTING ARRANGEMENTS WITH RESPECT TO DIRECTORS

     Under the Company's Restated Certificate of Incorporation, the holders of the outstanding shares of the Holding Company's 10% Preferred Stock have the right to elect one member of the Company's Board of Directors. Mr. Nevins was elected pursuant to this right.

     Holders of the Series C Preferred Stock (acting together with the holders of the Series B Preferred Stock, as a single class) have the right to nominate three candidates for consideration for the Holding Company's Board of Directors. The Holding Company is obligated to use all reasonable commercial efforts to cause the election of one of such nominees selected by the holders of the Series C Preferred Stock (the "Series C Preferred Nominee"). No Series C Preferred Nominee has been elected to replace the last Series C Preferred Nominee, who resigned from the Board in March, 1998. Pursuant to the Securities Purchase Agreement, dated as of September 27, 1996, between the Holding Company and Bastion Capital Fund, L.P. ("Bastion"), the Holding Company has agreed that, in the event Bastion is not entitled to designate the Series C Preferred Nominee, the Holding Company will include one person selected by Bastion in its nominations for the Holding Company's Board of Directors and to use all reasonable commercial efforts to cause the election of such person to the Board, so long as Bastion owns 75% (in value) of (1) the shares of common stock purchased by Bastion and (2) the units purchased by Bastion pursuant to the Series B Preferred Stock offering (the "Minimum Share Amount"). Pursuant to a Voting Agreement dated September 27, 1996, KKEP agreed that, in the event Bastion is not entitled to designate the Series C Preferred Nominee, it will vote its shares of common stock in favor of a nominee designated by Bastion for election to the Holding Company's Board of Directors provided that Bastion has the Minimum Share Amount.

     Pursuant to two Shareholder Acknowledgments, KKEP, as the owner of the majority of the issued and outstanding shares of the Company's Common Stock, agreed to vote (or give a written consent with respect to) all of the KKEP shares in favor of the election of Norbert Becker and Sean Greene to the Board of Directors. Such Acknowledgments were executed in connection with the execution of employment agreements by Messrs. Becker and Greene. See
Part III, Item 11. Executive Compensation, "Employment Agreements" below.

COMPENSATION OF DIRECTORS

     In November 1997, the Board approved the payment of $12,500 per month (starting in October, 1997) to Mr. Theodore for rendering services to the Company as Chairman of the Board. Kidd Kam agreed that the accrual of annual fees owed to it under the Management Agreement entered into between the Company and Kidd Kamm August 16, 1994 would be reduced by the fees to be paid to Mr. Theodore. See Part III, Item 13. Certain Relationships and Related Transactions, "Management Agreement" below.

     With the exception of the compensation to Mr. Theodore for his role as Chairman, directors of the Company are not compensated for their services as directors. All non-employee directors of the Company are reimbursed for ordinary and necessary expenses incurred in attending Board or committee meetings.

COMMITTEES OF THE BOARD

     There are three committees of the Board.

     The Audit Committee consists of Messrs. Theodore, Kidd and Becker. The Audit Committee held five meetings during Fiscal 1997. The Audit Committee recommends selection of the Company's independent auditors and is primarily responsible for reviewing recommendations made by the Company's independent auditors, evaluating the Company's adoption of such recommendations and evaluating, and making recommendations with respect to, the Company's internal audit functions.

     The Compensation Committee consists of Messrs. Theodore, Kidd and Becker. The Compensation Committee held three meetings during Fiscal 1997. The purpose of the Compensation Committee is to review and make recommendations to the Board on officer and employee compensation issues.

     The Financial Affairs Committee consists of Messrs. Theodore and Kidd. The Financial Affairs Committee held two meetings during Fiscal 1997. The purpose of the Financial Affairs Committee is to evaluate and make recommendations regarding the Company's debt and equity structure.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the annual and long-term compensation for services rendered in all capacities earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers") during Fiscal 1995, Fiscal 1996 and Fiscal 1997.

                          SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION
                                                                               LONG-TERM
                                                                              COMPENSATION
                                                                                 SHARES
NAME AND PRINCIPAL      FISCAL                               OTHER ANNUAL      UNDERLYING        ALL OTHER
POSITION                PERIOD      SALARY       BONUS       COMPENSATION   OPTIONS GRANTED     COMPENSATION
Thomas V.  Bonoma,     1997       $125,000     $  (1)             -                 -                 -
former Chairman and    1996        470,592      150,000           -                 -                 -
Chief Executive        1995        400,000         -              -                 -                 -
Officer

Norbert Becker,        1997       $398,798     $   -              -                (3)                -
President and Chief    1996         N/A           N/A            N/A               N/A               N/A
Executive Officer(2)   1995         N/A           N/A            N/A               N/A               N/A

Sean E. Greene, Group  1997       $305,250     $   -              -                 -                 -
Vice President         1996        275,000      125,000           -                 -                 -
President, Renaissance 1995        250,000         -              -                 -                 -
Sales and Vice
Chairman

Albert E. DeChellis,   1997       $250,008     $   -              -                 -                 -
former Group Vice      1996        244,094      80,000            -                 -                 -
President and          1995        225,000         -              -                 -                 -
President,
International

Marc Rovner former     1997       $190,000     $194,981           -                 -                 -
Group Vice President   1996         N/A           N/A            N/A               N/A               N/A
and President,         1995         N/A           N/A            N/A               N/A               N/A
Fragrance(4)

Ronald D. Bowen,       1997       $214,871     $   -              -                 -                 -
former Group Vice      1996        206,960      120,000           -                 -                 -
President, Corporate   1995        166,667        -               -                 -                 -
Production and
Operations

(1) Pursuant to the Employment Agreement between the Company and Dr. Bonoma, the Company is obligated to pay to Dr. Bonoma's estate a bonus equal to $93,750 (75% of his Base Salary pro rated for the part of Fiscal 1997 to the date of his death). The Board anticipates making this payment during the quarter ending September 30, 1998.

(2) Mr. Becker was appointed Chief Executive Officer effective May 28, 1997. He was not a Named Executive Officer prior to that date.

(3) The Board approved a grant of options to purchase 40,682 shares of Common Stock to Mr. Becker in August 1997; however, the grant date was dependent on the Board setting a new exercise price for options, which, in the case of incentive options, shall not to be less than the fair market value of the Common Stock on the grant date. No new exercise price has been set.

(4)  Mr. Rovner was not a Named Executive Officer prior to Fiscal 1997.


STOCK OPTION GRANTS

     No stock options were exercised during Fiscal 1997 by the Named Executive Officers. See note 3 under the Summary Compensation Table above regarding stock option grants to Named Executive Officers.

STOCK OPTION PLAN

     The Holding Company's Stock Option Plan (together with all amendments, the "Plan") was approved by the Board and stockholders in January 1995. In February 1997, the Board approved an amendment to the Plan increasing the number of shares of Common Stock eligible for stock option grants under the Plan (and the number of shares of Common Stock reserved for issuance upon the exercise of stock options granted under the Plan) to 136,320. The amendment was approved as of February 6, 1998, by the written consent of a majority of the holders of the Common Stock. Options granted under the Plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. The Plan is administered by the Board which has wide latitude in determining the recipients of options and numerous other terms and conditions of the Options. All of the Company's regular employees and all directors are eligible to receive Option grants under the Plan. Non-employees may receive only nonqualified options. Options become exercisable in such amounts and at such intervals as the Board provides for in the applicable Option agreement(s). As of March 31, 1998, there were outstanding Options under the Plan with respect to 86,260 shares of Common Stock, 1,237 Options had been exercised and 48,823 shares were available for Option grants. The majority of the options become exercisable with respect to 25% of their shares in each of the four years 1995 through 1998, and expire in January 2005.

     The exercise price for the shares purchased upon exercise of all Options granted under the Plan is determined by the Board. The exercise price of an incentive stock option must be at least equal to the fair market value of the Common Stock on the date such option is granted (110% of the fair market value for stockholders who, at the time the option is granted, own more than 10% of the total combined classes of stock of the Holding Company or any subsidiary).

     No option may have a term of more than ten years (five years for incentive stock options granted to 10% or greater stockholders). Options generally may be exercised only if the option holder remains continuously associated with the Holding Company or a subsidiary from the date of grant to the date of exercise. However, Options may be exercised within certain specified periods following termination of employment or ceasing to be a director by reason of death, disability or retirement of the optionee or any reason other than termination of employment for cause or without the consent of the Company. The Board may cancel, by giving an optionee written notice, any Option that remains unexercised upon the date of the consummation of a merger, consolidated reorganization, liquidation or dissolution in which the Company does not survive or a sale, lease exchange or other disposition of all or substantially all of the property and assets of the Company.

EMPLOYMENT AGREEMENTS

     DR. BONOMA. The Company entered into an employment agreement, dated as of August 6, 1996, with Dr. Bonoma, pursuant to which Dr. Bonoma was employed as the Chief Executive Officer of the Holding Company and each of its present and future subsidiaries. Dr. Bonoma received a base salary of $500,000 per year. Upon Dr. Bonoma's death, his estate became entitled to receive his unpaid salary through the date of his death and a bonus of 75% of his base salary pro rated for the part of the year to the date of his death.

     MR. BECKER. The Company entered into an employment agreement, dated as of August 27, 1997, with Norbert Becker (his "Employment Agreement") pursuant to which the Company agreed to continue to employ Mr. Becker as President and Chief Executive Officer of the Holding Company and each of its present and future subsidiaries for the period commencing on July 1, 1997 and ending on June 30, 2000, unless terminated earlier in accordance with its terms.

     Pursuant to his Employment Agreement, Mr. Becker's base salary for the fiscal year ended March 31, 1998, was $360,000 (on an annualized basis), and his base salary for the fiscal years ending March 31, 1999 and March 31, 2000 (and the portion of the following fiscal year to the expiration of the Employment Agreement) will be $390,000 and $450,000, respectively. In addition, Mr. Becker is eligible to receive an annual bonus of 100% (or greater, if applicable) of his base salary based on certain objectives (including factors such as annual EBITDA targets and targets related to return on assets and return on capital) to be established by the Board.

     Mr. Becker's Employment Agreement provides for other fringe benefits, including participation in retirement and other employee welfare and benefit (both pre- and post- retirement) plans available to the Company's executives generally, and use of a car leased by the Company. In addition, the Company purchased for Mr. Becker (who is the owner) a $5 million life insurance policy and a disability policy.

     The Company has the right to terminate Mr. Becker's employment at any time for "cause," as defined in his Employment Agreement. Upon the occurrence of any such termination, and upon termination by Mr. Becker of his employment with the Company for any reason other than "good reason," as defined in his Employment Agreement, Mr. Becker will be entitled to receive only accrued but unpaid base salary and other benefits to which he is entitled to the date of termination, plus unreimbursed expenses incurred through the date of termination.

     In the event the Company terminates Mr. Becker's employment without "cause" or Mr. Becker terminates his employment with "good reason," Mr. Becker (or his estate, in the event of his death) will be entitled to receive
(1) the amount of any accrued but unpaid base salary and other benefits to which Mr. Becker is entitled through the date of termination, plus (2) the greater of (a) the applicable base salary for each year (pro rated for any part thereof) through the end of the term of his Employment Agreement or (b) one year's base salary (as in effect in the year of termination) (in each case, net of any severance payments paid to Mr. Becker under any severance policy then in effect), plus (3) a bonus amount as defined in the his Employment Agreement ((2) and (3) together are referred to as the "Severance Payments"). The Severance Payments are to be made monthly. During the period he is receiving Severance Payments, Mr. Becker (or his estate) will also be entitled to receive the full fringe benefits he was receiving immediately prior to termination.

     At all times while he is employed by the Company, Mr. Becker is prohibited from competing with the Company in the mass market fragrance, color cosmetics, or artificial or natural nail products business. The scope of the non-compete is worldwide. Upon expiration of Mr. Becker's Employment Agreement or termination of Mr. Becker's employment for any reason, the Company may elect to require Mr. Becker to comply with the non-compete for a period of one or two years from the date of termination. In the event Mr. Becker's Employment Agreement expires or Mr. Becker's employment is terminated (1) by the Company without cause or (2) by Mr. Becker for any reason, and the Company elects to enforce the non-compete provision, the Company is obligated to pay Mr. Becker $500,000 per year for each year (one or two) that the non-compete will be enforced.

     MR. GREENE. The Company entered into an employment agreement, dated as of November 1, 1997, with Sean Greene (his "Employment Agreement") pursuant to which the Company agreed to continue to employ Mr. Greene as Group Vice President and President, Renaissance Sales, for the period commencing on November 1, 1997 and ending on October 31, 2000, unless terminated earlier in accordance with its terms.

     Pursuant to his Employment Agreement, Mr. Greene receives an annual base salary of $350,000, subject to annual review, and possible increase, in the discretion of the Board of Directors. In addition, Mr. Greene is entitled to participate in the Company's senior executive annual bonus program, on terms to be determined by the Board.

     Mr. Greene's Employment Agreement provides for other fringe benefits, including insurance and retirement benefits, use of a car leased by the Company and all other benefits generally available to the Company's executive employees as in effect from time to time. In addition, his Employment Agreement provides that Mr. Greene shall be entitled to participate in any retention program adopted by the Board of Directors at the same level as the Chief Executive Officer. See Part III, Item 11. Executive Compensation, "Retention Programs" below.

     The Company has the right to terminate Mr. Greene's employment at any time for "cause," as defined in his Employment Agreement. Upon the occurrence of any such termination, and upon termination by Mr. Greene of his employment with the Company for any reason other than "good reason," as defined in his Employment Agreement, Mr. Greene will be entitled to receive only accrued but unpaid base salary and other benefits to which he is entitled to the date of termination, plus unreimbursed expenses incurred through the date of termination.

     In the event the Company terminates Mr. Greene's employment without "cause," or Mr. Greene terminates his employment with "good reason," Mr. Greene (or his estate, in the event of his death) will be entitled to receive (1) the amount of any accrued by unpaid base salary and other benefits to which he is entitled through the date of termination, and unreimbursed expenses incurred through the date of termination, plus (2) one year's base salary (net of any severance benefits paid to him under the Company's severance policy as may then be in effect) (the "Severance Payments"). In addition, in the event the executives participating in the senior executive bonus program receive a bonus for the fiscal year in which his employment is terminated, Mr. Greene will receive the full amount of the bonus he would have been entitled to receive but for the termination of his employment without "cause " or for "good reason." The Severance Payments are payable monthly. During the time he is receiving Severance Payments, Mr. Greene is also entitled to receive all fringe benefits he was receiving immediately prior to his termination.

     At all times while he is employed by the Company, and, if applicable, for so long as he is receiving Severance Payments as described above, Mr. Greene is prohibited from engaging in any business, or directly or indirectly owning, managing controlling, participating in, consulting with or rendering any services to, any enterprise competing with any business of the Company conducted or proposed (during the term of his Employment Agreement or on the termination date) to be conducted within any geographical are in which the Company engages or plans (during the term of his Employment Agreement or on the termination date) to engage in such business.

SEVERANCE AGREEMENTS

     Three of the Named Executive Officers of the Company, Ron Bowen, Al DeChellis and Marc Rovner, received substantially similar severance arrangements in connection with the termination of their employment with the Company during May 1998. Each will be paid his normal salary for a period of twelve (12) months following his termination. These payments will be made monthly. During the period they are receiving such payments, they will be entitled to continue to participate in the medical and dental insurance programs and the 401K plan offered by the Company to its employees during such period. Ownership of the cars that each was using as of the termination dates was transferred to them as of the termination dates (the Company has the option of continuing to make the lease payments on the cars and transferring title at the end of the term of the leases). In exchange for the benefits described above, each of the executives waived and released all statutory and common law claims against the Company, to the fullest extent permitted by law.

CONSULTING AGREEMENTS

     The Company entered into a consulting agreement with Mr. Bowen for a two-month consulting term commencing on May 15, 1998. Mr. Bowen will receive a monthly fee in the same amount as his monthly salary prior to the termination of his employment for his consulting services. The severance payments payable to Mr. Bowen under the severance agreement discussed above will commence after the termination of the consulting term.

BONUS PLANS

     INCENTIVE BONUS PLANS. The Company adopted an incentive bonus plan for Fiscal 1997 (the "1997 Bonus Plan") under which eligible employees of the Company (including the Named Executive Officers) who are actively employed on the day the bonus is paid would be entitled to receive cash bonuses as a percentage of their base salaries depending upon whether a combination of EBITDA and working capital management targets (established by the Board) were achieved in Fiscal 1997. The amount of the bonus varied from 10% to 100% of an employee's Fiscal 1997 base salary, depending on the employee's position with the Company. The base target level would be earned if the Company achieved the base targets. Thereafter, increasing percentages of the target award would be payable until 100% of the established EBITDA and working capital management targets were achieved. Final award payments are subject to the approval of the Chairman.

     In connection with the MEM Acquisition, the Company established the MEM Employee Stay Bonus Program for twenty-nine employees of MEM in order to encourage them to remain in the employ of the Company following the closing. On the closing date of the MEM Acquisition, $207,932 was deposited in an escrow account. As of March 31, 1998, all amounts owed pursuant to the MEM Employee Stay Bonus Program have been paid and the escrow account has been closed.

RETENTION PROGRAMS

     The Company has adopted two management retention programs, one for senior management and another for middle management.

     SENIOR MANAGEMENT PROGRAM. At its October 22, 1997 meeting, the Board approved a retention program for senior management personnel (the "Senior Management Program"). The purpose of the Senior Management Program is to foster the continuous employment of key management personnel of the Company and to alleviate concerns of management that may arise as a result of the Company's current restructuring. Each of the Named Executive Officers participates in the Senior Management Program. Under the Senior Management Program, the Named Executive Officers are eligible to receive the following amounts (or such greater amounts as the Company, in its sole discretion, determines) (the "Retention Payments"): (1) Mr. Becker may receive $379,620,
(2) Mr. Greene may receive $379,620, (3) Mr. DeChellis may receive $206,400,
(4) Mr. Bowen may receive $206,400, and (5) Mr. Rovner may receive $316,350. Retention Payments will be made under the Senior Management Program only if a "significant transaction," as defined in the letter agreements executed in connection with the Senior Management Program (the "Senior Management
Program Agreements"), is consummated by December 31, 2004 (or a definitive agreement to consummate a significant transaction is entered into on or prior to December 31, 2004 and such transaction is ultimately consummated) and the executive is still employed on the date of the consummation of the transaction, or ceased to be employed prior to such date due to the executive's death or disability (as defined in the Senior Management Program Agreement) or termination by the Company without "cause," as defined in the Senior Management Program Agreement. Messrs. DeChellis, Bowen, and Rovner were terminated in May 1998 "without cause" for this purpose. In addition to the Named Executive Officers, five other executive officers of the Company participate in the Senior Management Program under substantially the same terms as the Named Executive Officers. If paid in full, the payments to these five officers would aggregate approximately $1.4 million.

     MIDDLE MANAGEMENT PROGRAM. At its February 12, 1998 meeting, the Board approved a retention program for middle management personnel (the "Middle Management Program"), designed for the same purpose as the Senior Management Program. As of June 15 1998, approximately 30 personnel participate in the Middle Management Program, with individual payments ranging from $5,000 to $50,000, which, if paid in full, would aggregate approximately $620,000.
The right to receive payments under the Middle Management Program vests on two dates, the "First Payment Date" and the "Second Payment Date," as defined in the letter agreements executed in connection with the Middle Management Program (the "Agreements"), provided that the participant is either still employed by the Company as of such date or ceases to be employed due to a Qualifying Termination (as defined in the Agreements).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during Fiscal 1997 were Messrs. Theodore, Kidd and Becker. None of the executive officers of the Company serves or served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during Fiscal 1997, and no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1998, information with respect to the beneficial ownership of shares of the Company's Common Stock by (1) each stockholder known by the Company to be the beneficial owner of more than 5% of such shares, (2) each director of the Company, the Company's Chief Executive Officer and each of the other Named Executive Officers in the Summary Compensation Table contained herein and (3) directors and executive officers of the Company as a group.

         Name of Stockholder      Number of Shares        Percent*
         -------------------      ----------------        --------
         Terry M. Theodore(1)          605,286             73.4%
         Kurt L. Kamm(1)               605,286             73.4%
         William J. Kidd(1)            605,286             73.4%
         KKEP(1)                       605,286             73.4%
         c/o Kidd, Kamm & Company
         Three Pickwick Plaza
         Greenwich, CT 06830
         Norbert Becker                   0                  **
         Ronald D. Bowen                 3,632               **
         Albert E. DeChellis             6,053               **
         Sean E. Greene                  8,070              1.0%


         Name of Stockholder        Number of Shares        Percent*
         -------------------        ----------------        --------
         Marc Rovner                        0                  **
         Richard Nevins                     0                  **
         Triumph-Connecticut Limited      59,825               6.8%
          Partnership(2)
         60 State Street, 21st Flr
         Boston, AM 02109
         Bastion(3)                       95,766              11.0%
         Suite 2960
         1999 Avenue of the Stars
         Los Angeles, CA 90067
         CIBC WG Argosy Merchant Fund     51,959              6.3%
          2, L.L.C.(4)
         c/o CIBC Wood Gundy Securities
          Corp.
         425 Lexington Avenue
         New York, NY 10017
         All Directors and Executive     810,914             87.3%
          Officers as a group

------------
* The percentages in this column have been calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act and do not give effect to options and warrants, except for options and warrants of the person for whom the percentage is being calculated that are exercisable within 60 days.

**   Less than 1%.

(1) William J. Kidd, Kurt L. Kamm, and Terry M. Theodore are affiliates of KKEP and for purposes of this report may be deemed to beneficially own the shares owned of record by KKEP.

(2)  Represents shares issuable upon exercise of Common Stock purchase
     warrants      acquired by Triumph-Connecticut Limited Partnership
     ("Triumph-Connecticut") in connection with the purchase by that entity of shares of the Holding Company's 10% Preferred Stock. Does not include 175 shares issuable upon exercise of warrants held by Jeffrey Lane and Meri Lane (collectively, the "Lanes"), as trustees of a trust that is not affiliated with Triumph-Connecticut. Jeffrey Lane is affiliated with Triumph-Connecticut. As of March 31, 1998, Triumph-Connecticut and the Lanes also held approximately 14,516 shares and approximately 51 shares, respectively, of the 10% Preferred Stock.

(3) Represents 51,959 shares of Common Stock acquired by Bastion in the Equity Financing in August and September 1996 and includes 43,807 shares of Common Stock issuable upon exercise of Common Stock warrants acquired by Bastion in the Series B Preferred Stock Offering.

(4) The Initial Purchaser (as defined below under the caption "Financing Fees"), an affiliate of the CIBC Fund, may from time to time hold a position in the Company's Series B Warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     On August 16, 1994 the Company entered into a Management Agreement (the "Management Agreement") with Kidd Kamm. Pursuant to the Management Agreement, Kidd Kamm received a fee of $675,000 upon the closing of the Cosmar Acquisition and, subject to certain restrictions contained in the Indenture governing the Company's 1997 Senior Notes and in the 1997 Credit Facility, is entitled to receive an annual management fee of $675,000 subject to increases as determined by the Board, plus out-of-pocket expenses incurred for management, consulting and related services to be rendered to the Company. Kidd Kamm agreed that the accrual of annual fees owed under the Management Agreement would be reduced by the $12,500 per month payments received by Mr.
Theodore for his services to the Company as Chairman of the Board.   At the
closing of the offering of the 1997 Senior Notes, Kidd Kamm received fees equal to $1.35 million. Principals of Kidd Kamm organized KKEP which is the owner of 73.4% of the currently outstanding Common Stock.

     In November 1996, the partners of Kidd Kamm agreed to a division of the firm and its operations in relation to future investments. The firm's two founding partners, William J. Kidd and Kurt L. Kamm, formed separate entities for future investments. The ongoing support and management provided to the Company under the Management Agreement will not be affected by the aforementioned changes in Kidd Kamm. Members of the investment firms formed by the founding partners of Kidd Kamm who were primarily responsible for providing support and assistance to the Company as employees of Kidd Kamm will continue to provide such services throughout the term of the Management Agreement.

STOCKHOLDERS AGREEMENT

     Management, Kidd Kamm and certain other equity holders have entered into a stockholders agreement dated August 18, 1994 with the Holding Company (the "Stockholders Agreement"), whereby such equity holders of the Company are restricted in the transfer of their shares of Common Stock for a period of eight years from that date unless such transfer is made in accordance with the Stockholders Agreement. In addition, each person granted options under the Plan enters into a stockholders agreement with substantially the same terms and conditions as the Stockholders Agreement.

CONSULTING AGREEMENT

     Prior to the effective date of the termination of Ron Bowen's employment with the Company, the Company and Mr. Bowen entered into a two-month consulting agreement, commencing on May 15, 1998. See Part III, Item 11. Executive Compensation, "Consulting Agreement" above.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) AND (d)    FINANCIAL STATEMENTS AND SCHEDULE

     Information called for by this item is set forth in the financial statements on pages F-1 through F-32 hereof.

(b)  REPORTS ON FORM 8-K

     Form 8-K with respect to operating results for the third fiscal quarter ended December 31, 1997, filed with the SEC on February 3, 1998.

     Form 8-K with respect to certain 1997 Credit Agreement and 1997 Senior Notes issues, filed with the SEC on February 13, 1998.

     Form 8-K with respect to retaining Wasserstein, Perella & Co., Inc., as financial advisor, filed with the SEC on March 31, 1998.

(c)  EXHIBITS

     See the Exhibit Index on pages 64 through 73 hereof.

                             EXHIBIT INDEX

                                                                 LOCATION OF
                                                                  EXHIBIT IN
                                                                  SEQUENTIAL
                                                                   NUMBERING
EXHIBIT NO.             DESCRIPTION OF DOCUMENT                      SYSTEM
-----------             -----------------------                    ----------
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

                                                                 LOCATION OF
                                                                  EXHIBIT IN
                                                                  SEQUENTIAL
                                                                   NUMBERING
EXHIBIT NO.             DESCRIPTION OF DOCUMENT                      SYSTEM
-----------             -----------------------                    ----------

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

                                                                 LOCATION OF
                                                                  EXHIBIT IN
                                                                  SEQUENTIAL
                                                                   NUMBERING
EXHIBIT NO.             DESCRIPTION OF DOCUMENT                      SYSTEM
-----------             -----------------------                    ----------

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

                                                                 LOCATION OF
                                                                  EXHIBIT IN
                                                                  SEQUENTIAL
                                                                   NUMBERING
EXHIBIT NO.             DESCRIPTION OF DOCUMENT                      SYSTEM
-----------             -----------------------                    ----------

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

10.24 (11)   Amendment, Modification and Settlement Agreement, dated
             July 31, 1996, among Houbigant, Dana Perfumes Corp.
             (f.k.a. Parfums Parquet) ("Dana") and Houbigant (1995)
             Limitee amending the Worldwide License Agreement and
             the Houbigant U.S. License Agreement and providing for
             the execution of a new license agreement for Canada.

10.25 (11)   License Agreement (the "Canadian License"), dated July
             31, 1996, between Houbigant and Houbigant (1995)
             Limitee.

10.26 (11)   Letter Agreement, dated July 1996, among Houbigant,
             Dana and Houbigant (1995) Limitee, amending the
             provisions for royalty payments under the Worldwide
             License Agreement, the Houbigant U.S. License Agreement
             and the Canadian License Agreement.

10.27 (11)   Amendment No. I to License Agreements, dated July 31,
             1996, among Houbigant, Dana and Houbigant (1995)
             Limitee, amending the Worldwide License Agreement, the
             Houbigant U.S. License Agreement and the Canadian
             License Agreement.

10.28 (14)   Amendment No. I to Security Agreement - Trademarks,
             dated July 31, 1996, among Houbigant, Parfums Parquet,
             Chemical Bank New Jersey N.A. and NatWest Bank NA.

10.29(1) Letter agreement, dated August 18, 1994, between RCI and Dr. Thomas V. Bonoma, granting Dr. Bonoma stock options.

10.30 (6)    Employment agreement, dated August 6, 1996, between RCI
             and Dr. Thomas V. Bonoma.

10.31 (1)    Stockholders agreement, dated August 18, 1994, among
             RCI and the stockholders listed in schedule 1 thereto.

10.32 (10)   Management Services Agreement, dated August 16, 1994,
             between Kidd, Kamm & Company and RCI.

10.33 (1)    Industrial building lease between Sparks Industrial
             Joint Venture and Precision Molded Plastics, Inc.,
             dated November 20, 1991, and a consent to assignment of
             that lease, dated June 7, 1994, executed by Precision
             Molded Plastics, Inc. and Sparks Industrial Joint
             Venture.

                                                                 LOCATION OF
                                                                  EXHIBIT IN
                                                                  SEQUENTIAL
                                                                   NUMBERING
EXHIBIT NO.             DESCRIPTION OF DOCUMENT                      SYSTEM
-----------             -----------------------                    ----------

10.34 (10)   Agreement of Lease between Groupe Gestion Luger as
             Lessor and Houbigant Ltee as Lessee (the "Lessee"),
             relating to the immovable property situated at 1593 to
             1645 Cunard Street, City of Chomedey (Laval), Province
             of Quebec, dated June 25, 1979 and assignment of that
             lease, dated December 12, 1994, by the Lessee in favor
             of 3088766 Canada Limited.

10.35 (8)    Securities Purchase Agreement between the Company and
             CIBC WG Argosy Merchant Fund 2, L.L.C. (the "Fund"),
             dated as of May 29, 1996.  Amendment No. 1, dated as of
             June 21, 1996, to Securities Purchase Agreement, dated
             as of May 29, 1996, between Renaissance Cosmetics, Inc.
             and CIBC WG Argosy Merchant Fund 2, L.L.C.

10.36 (8)    Common Stock Registration Rights Agreement between RCI
             and the Fund, dated as of May 29, 1996.

10.37 (7)    Securities Purchase Agreement, dated as of August 8,
             1996, between RCI and CIBC Wood Gundy Securities Corp.

10.38 (7)    Registration Rights Agreement, dated as of August 15,
             1996, between RCI and CIBC Wood Gundy Securities Corp.

10.40 (7)    Common Stock Registration Rights Agreement, dated as of
             August 15, 1996, between RCI and CIBC Wood Gundy
             Securities Corp.

10.41 (10)   Subscription Agreement, dated August 15, 1996, between
             RCI and CIBC WG Argosy Merchant Fund 2, L.L.C.

10.42 (10)   Warrant Agreement, dated as of August 18, 1994, between
             RCI and American Bank National Association.

10.43 (7)    Warrant Agreement, dated as of August 15 1996, between
             RCI and Firstar Trust Company.

10.44 (10)   Letter Agreement, dated September 6, 1996, amending the
             Securities Purchase Agreement, dated as of August 8,
             1996, between CIBC Wood Gundy Securities Corp. and RCI.

10.45 (10)   First Amendment to the Warrant Agreement, dated as of
             September 27, 1996, between RCI and Firstar Trust
             Company as warrant agent.

10.46 (10)   First Amendment to the Registration Rights Agreement,
             dated as of September 27, 1996, between RCI and CIBC
             Wood Gundy Securities Corp.

10.47 (10)   First Amendment to the Common Stock Registration Rights
             Agreement, dated as of September 27, 1996, between RCI
             and CIBC Wood Gundy Securities Corp.

                                                                    LOCATION OF
                                                                     EXHIBIT IN
                                                                     SEQUENTIAL
                                                                      NUMBERING
EXHIBIT NO.             DESCRIPTION OF DOCUMENT                         SYSTEM
-----------             -----------------------                       ----------

10.48 (14)   Securities Purchase Agreement, dated as of September
             27, 1996, between RCI and Bastion Capital Fund, L.P.

10.49 (14)   Common Stock Registration Rights Agreement, dated as of
             September 27, 1996, between RCI and Bastion Capital
             Fund, L.P.

10.50 (14)   Voting Agreement, dated as of September 27, 1996,
             between Kidd, Kamm Equity Partners, L.P. and Bastion
             Capital Fund, L.P.

10.51 (14)   Collective Bargaining Agreement between Dana Perfumes
             Corp.  and Oil, Chemical & Atomic Workers International
             Union AFL-CIO and its Local Union No.  8-782

10.52 (16)   Collective Labor Agreement of the Union of Workers in
             the Chemical, Pharmaceutical, Plastic and Related
             Industries of Sao Paulo and the Region and other Unions
             of Workers and the Federation of Industries of the
             State of Sao Paulo and Industry Unions affiliated
             therewith (English translation) (with Officer's
             Certificate certifying accuracy of translation from
             Portuguese into English).

10.53 (15)   Purchase Agreement, dated February 3, 1997, between
             Renaissance Cosmetics, Inc., as issuer, and CIBC Wood
             Gundy Securities Corp., as initial purchaser.

10.54 (16)   Credit Agreement, dated as of March 12, 1997, among
             Dana Perfumes Corp., as borrower, the other credit
             parties signatory thereto, as credit parties, the
             lenders signatory thereto from time to time, as
             lenders, and General Electric Capital Corporation, as
             agent and lender.

10.55 (16)   Pledge Agreement, dated as of March 12, 1997, between
             General Electric Capital Corporation, as agent and
             lender, and the pledgors thereto.

10.56 (16)   Security Agreement, dated as of March 12, 1997, among
             General Electric Capital Corporation, as agent and
             lender, and the grantors thereto.

10.57 (16)   Guaranty, dated as of March 12, 1997, between General
             Electric Capital Corporation, as agent and lender, and
             the guarantors thereto.

10.58(17)    First Amended and Restated Stock Option Plan of RCI.

10.59(17)    Form of Indemnification Agreement.

10.60(17)    Form of Stockholder Agreement, as amended.

                                                                   LOCATION OF
                                                                    EXHIBIT IN
                                                                    SEQUENTIAL
                                                                     NUMBERING
EXHIBIT NO.             DESCRIPTION OF DOCUMENT                        SYSTEM
-----------             -----------------------                      ----------

10.61(17)    Waiver and Amendment, dated as of June 27, 1997, among
             Dana Perfumes Corp., as borrower, the other Credit
             Parties to the Credit Agreement, General Electric
             Capital Corporation as agent and lender and the other
             Lenders party to the Credit Agreement.

10.62(17)    Letter Agreement, dated as of June 27, 1997, among Dana
             Perfumes Corp., as borrower, General Electric Capital
             Corporation, as agent and lender, and the other Lenders
             party to the Credit Agreement.

10.63(18)    Waiver and Amendment, dated as of June 27, 1997, among
             Dana Perfumes Corp., as borrower, the other Credit
             Parties to the Credit Agreement, General Electric
             Capital Corporation as agent and lender and the other
             Lenders party to the Credit Agreement.

10.64(18)    Letter Agreement, dated as of June 27, 1997, among Dana
             Perfumes Corp., as borrower, General Electric Capital
             Corporation, as agent and lender, and the other Lenders
             party to the Credit Agreement.

10.65(18)    Letter Agreement, dated as of July 25, 1997, among Dana
             Perfumes Corp., as borrower, General Electric Capital
             Corporation, as agent and lender, and the other lenders
             party to the Credit Agreement.

10.66(19)    Consent and Amendment, dated September 3, 1997, among
             RCI China, Inc., Dana Perfumes Corp., as borrower, the
             other Credit Parties to the Credit Agreement, General
             Electric Capital Corporation as agent and lender and
             the other Lenders party to the Credit Agreement.

10.67(19)    Pledge Amendment, dated September 3, 1997, executed by
             Dana Perfumes Corp.  and RCI China, Inc., in favor of
             General Electric Capital Corporation, as agent.

10.68(20)    Employment Agreement, dated as of August 26, 1997 and
             approved by the board of Directors on October 22, 1997,
             between RCI and Norbert Becker

10.69(20)    Employment Letter Agreement, dated as of August 28,
             1997 and approved by the Board of Directors on October
             22, 1997, between RCI and Robert Corso

10.70(20)    Shareholder Acknowledgment, dated as of November 1,
             1997, executed by Kidd Kamm Equity Partners, L.P., with
             respect to Norbert Becker

10.71(20)    Employment Letter Agreement, dated as of November 1,
             1997, between RCI and Sean Greene

                                                                   LOCATION OF
                                                                    EXHIBIT IN
                                                                    SEQUENTIAL
                                                                     NUMBERING
EXHIBIT NO.             DESCRIPTION OF DOCUMENT                        SYSTEM
-----------             -----------------------                      ----------

10.72(20)    Shareholder Acknowledgment, dated as of November 1,
             1997, executed by Kidd Kamm Equity Partners, L.P., with
             respect to Sean Greene

10.73(20)    Amendment and Consent, dated as of November 12, 1997,
             among Renaissance International Export, Inc., Dana
             Perfumes Corp., as Borrower, the other Credit Parties
             to the Credit Agreement, General Electric Capital
             Corporation, as Agent and Lender, and the other Lenders
             to the Credit Agreement

10.74        Form of Retention Bonus Agreement - Middle Managment

10.75        Form of Retention Bonus Agreement - Senior Management

10.76        Form of Severance Agreement with Addendum - Senior
             Management

10.77 Consulting Letter Agreement, dated May 12, 1998, by and between Ron Bowen and RCI

10.78 Employment Agreement, dated May 15, 1998, by and between John Jackson and RCI

10.79        Waiver, Amendment and Consent, dated as of February 17,
             1998, among Dana Perfumes Corp., as Borrower, the other
             Credit Parties party to the Credit Agreement, General
             Electric Capital Corporation, as Agent and Lender, and the other Lenders party to the Credit Agreement

10.80        Waiver and Amendment, dated as of March 31, 1998, among
             Dana Perfumes Corp., as Borrower, the other Credit
             Parties party to the Credit Agreement, General Electric
             Capital Corporation, as Agent and Lender, and the other
             Lenders party to the Credit Agreement

10.81        Consent and Amendment, dated as of May 13, 1998, among
             Dana Perfumes Corp., as Borrower, the other Credit
             Parties party to the Credit Agreement, General Electric
             Capital Corporation, as Agent and Lender, and the other
             Lenders party to the Credit Agreement

10.82 Subordinated Promissory Note, dated August 18, 1994, executed by RCI in favor of Triumph-Connecticut Limited
             Partnership.

10.83        Amendment, Waiver and Consent, dated as of June 26,
             1998, among Dana Perfumes Corp., as Borrower, the other
             Credit Parties party to the Credit Agreement, General
             Electric Capital Corp., as Agent and Lender, and the other Lenders party to the Credit Agreement.

21.1         List of Subsidiaries.

27.1         Financial Data Schedule.

-------------
Notes to Exhibit Index:

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

(17) Filed with RCI's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 1997, and incorporated herein by reference thereto.

(18) Filed with RCI's Quarterly Report on Form 10-Q on August 14, 1997, and incorporate herein by reference thereto.

(19) Filed with RCI's Quarterly Report on Form 10-Q on November 14, 1997, and incorporated herein by reference thereto.

(20) Filed with RCI's Quarterly Report on Form 10-Q on February 17, 1998, and incorporated herein by reference thereto.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              RENAISSANCE COSMETICS, INC.



                              By: /s/Norbert Becker
                                   ------------------------------
                                   Norbert Becker
                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date(s) indicated below.

         Signature                         Title                  Date
         ---------                         -----                  ----
/s/Norbert Becker
--------------------------        Chief Executive Officer      June 29, 1998
     NORBERT BECKER                (principal executive
                                   officer) and Director


/s/Robert J. Corso
--------------------------         Group Vice President        June 29, 1998
    ROBERT J. CORSO                 and Chief Financial
                                    Officer (principal
                                   financial officer and
                                    principal accounting
                                          officer)


/s/Terry Theodore
--------------------------                Director             June 29, 1998
     TERRY THEODORE


/s/Kurt L. Kamm
--------------------------                Director             June 29, 1998
      KURT L. KAMM


/s/William J. Kidd
--------------------------                Director             June 29, 1998
     WILLIAM J. KIDD


/s/Sean Greene
--------------------------                Director             June 29, 1998
       SEAN GREENE


/s/Richard Nevins
--------------------------                Director             June 29, 1998
     RICHARD NEVINS

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 1998 AND 1997 AND FOR
EACH OF THE THREE YEARS IN THE PERIOD THEN ENDED;

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statements of Stockholders' Equity (Deficiency)                F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                           F-7 - F-32

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Renaissance Cosmetics, Inc.

We have audited the accompanying consolidated balance sheets of Renaissance Cosmetics, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renaissance Cosmetics, Inc., and subsidiaries as of March 31, 1998 and 1997, and the results of its operations, and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended March 31, 1998 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been experiencing recurring net losses for the three years ended March 31, 1998, negative cash flows from operations, negative working capital and stockholders' deficiency. In addition, the Company is experiencing difficulty in generating sufficient cash flows to meet its obligations under its Senior Notes as discussed Note 1. Such conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte and Touche LLP
June 26, 1998
New York, New York

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------
                                                                   MARCH 31,             MARCH 31,
ASSETS                                                               1998                   1997
CURRENT ASSETS:
  Cash and cash equivalents                                        $   7,698             $     719
  Marketable securities                                                1,934                14,331
  Accounts receivable - net                                           32,995                48,837
  Inventories - net                                                   54,820                55,554
  Prepaid expenses and other current assets                            6,638                 7,827
                                                                   ---------             ---------
           Total current assets                                      104,085               127,268

PROPERTY, PLANT AND EQUIPMENT - Net                                   24,410                26,581

DEFERRED FINANCING COSTS - Net                                        11,525                12,748

MARKETABLE SECURITIES                                                      -                 8,468

OTHER ASSETS - Net                                                    12,050                12,141

INTANGIBLE ASSETS - Net                                               88,414               174,177
                                                                   ---------             ---------
TOTAL ASSETS                                                       $ 240,484             $ 361,383
                                                                   ---------             ---------
                                                                   ---------             ---------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                 $  33,099             $  21,612
  Accrued expenses and other current liabilities                      46,006                40,322
  1997 Senior Notes                                                  200,000                     -
  Revolving Credit Facility                                           55,554                     -
                                                                   ---------             ---------
           Total current liabilities                                 334,659                61,934

LONG-TERM LIABILITIES:
  1997 Senior Notes                                                        -               200,000
  Subordinated Seller Notes                                            4,072                 3,877
  Minimum royalty obligation and other long term liabilities           8,229                 3,926
                                                                   ---------             ---------
           Total long-term liabilities                                12,301               207,803

TOTAL LIABILITIES                                                    346,960               269,737

COMMITMENTS AND CONTINGENCIES

SERIES B AND C PREFERRED STOCK
  Par value $.01-authorized 350,000 shares; issued
   141,763 shares at March 31, 1998 and
   123,381 shares at March 31, 1997
   (Liquidation  value-$144,344 at March 31, 1998 and
   $127,041 at March 31, 1997)                                       109,925                86,660

10% PREFERRED STOCK
  Par value $.01-authorized 40,000 shares; issued
   14,567 shares at March 31, 1998 and 12,798 shares
   at March 31, 1997
   (Liquidation  value-$14,390 at March 31, 1998 and
   $13,517 at March 31, 1997)                                         14,333                13,167

COMMON STOCKHOLDERS' DEFICIENCY :
  Common stock, par value $.01-authorized 3,000,000
   shares; issued 830,736 shares at
   March 31, 1998 and 1997                                                 8                     8
  Notes receivable from sale of common stock                            (518)                 (518)
  Additional paid-in capital                                          69,403                69,403
  Treasury stock, at cost  (4,413 shares at March 31,
   1998 and 5,650 shares at March 31, 1997)                             (164)                 (210)
  Accumulated deficit                                               (297,233)              (75,450)
  Cumulative translation adjustment                                   (2,230)               (1,414)
                                                                   ---------             ---------
           Total common stockholders' deficiency                    (230,734)               (8,181)
                                                                   ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $ 240,484             $ 361,383
                                                                   ---------             ---------
                                                                   ---------             ---------

See Notes to Consolidated Financial Statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED MARCH 31,
                                                             1998             1997            1996
NET SALES                                                 $ 179,696         $174,612        $131,286

COST OF GOODS SOLD                                          115,724           69,723          51,317
                                                          ---------         --------        --------
GROSS PROFIT                                                 63,972          104,889          79,969
                                                          ---------         --------        --------
OPERATING  EXPENSES:
  Selling                                                    92,209           64,847          52,302
  General and administrative                                 38,981           25,705          14,009
  Restructuring costs                                           567                -               -
  Other severance costs and professional fees                 3,152                -               -
  Amortization of intangible and other assets                12,991            9,813           5,207
  Impairment of long lived assets                            85,419                -               -
                                                          ---------         --------        --------
           Total operating expenses                         233,319          100,365          71,518
                                                          ---------         --------        --------
OPERATING  INCOME (LOSS)                                   (169,347)           4,524           8,451

OTHER EXPENSE (INCOME):
  Interest expense                                           31,143           24,417          19,458
  Interest income                                            (1,464)          (1,928)           (255)
  Other expense (income)-net                                 (2,492)              93               -
                                                          ---------         --------        --------
          Total other expense-net                            27,187           22,582          19,203
                                                          ---------         --------        --------
LOSS BEFORE INCOME TAX PROVISION                           (196,534)         (18,058)        (10,752)

INCOME TAX PROVISION                                            912            1,322           1,305
                                                          ---------         --------        --------
LOSS BEFORE EXTRAORDINARY ITEM                             (197,446)         (19,380)        (12,057)

EXTRAORDINARY ITEM                                                -           22,438               -
                                                          ---------         --------        --------
NET LOSS                                                   (197,446)         (41,818)        (12,057)

PREFERRED STOCK DIVIDENDS                                    24,337           14,068           1,333
                                                          ---------         --------        --------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                $(221,783)        $(55,886)       $(13,390)
                                                          ---------         --------        --------
                                                          ---------         --------        --------
BASIC LOSS PER COMMON SHARE                               $ (268.58)        $ (71.63)       $ (18.62)
                                                          ---------         --------        --------
                                                          ---------         --------        --------
WEIGHTED AVERAGE SHARES OUTSTANDING                         825,755          780,203         719,138
                                                          ---------         --------        --------
                                                          ---------         --------        --------

See Notes to Consolidated Financial Statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------------------------

                                                  NOTES                                                                 TOTAL
                                                RECEIVABLE                                                              COMMON
                                COMMON          FROM SALE   ADDITIONAL  TREASURY                        CUMULATIVE   STOCKHOLDERS'
                                 STOCK           OF COMMON   PAID-IN     STOCK            ACCUMULATED   TRANSLATION     EQUITY
                                SHARES   AMOUNT   STOCK      CAPITAL     SHARES   AMOUNT    DEFICIT      ADJUSTMENT  (DEFICIENCY)
BALANCE, APRIL 1, 1996         726,818      7     $(518)     $26,787     6,725    $(250)   $(6,174)       $ 337       $20,189

  Accrued dividends and
   accretion on redeemable
   preferred stock                  -       -         -            -         -        -     (1,333)           -        (1,333)

  Purchase of treasury stock        -       -         -            -     3,632     (135)         -            -          (135)

  Sale of treasury stock            -       -         -            -    (4,707)     175          -            -           175

  Cumulative translation
   adjustment                       -       -         -            -         -        -          -         (388)         (388)

Net loss                            -       -         -            -         -        -    (12,057)           -       (12,057)
                              -------     ---     -----      -------     -----    -----  ---------      -------     ---------
BALANCE, MARCH 31, 1996       726,818       7      (518)      26,787     5,650     (210)   (19,564)         (51)        6,451

Issuance of Common Stock      103,918       1                  9,749                                                    9,750

Issuance of warrants in
 conjunction with redeemable
 preferred stock                                              32,867                                                   32,867

Accrued dividends and
 accretion on redeemable
 preferred stocks                                                                          (14,068)                   (14,068)

Cumulative translation
 adjustment                                                                                              (1,363)       (1,363)

Net loss                            -       -         -            -         -        -    (41,818)           -       (41,818)
                              -------     ---     -----      -------     -----    -----  ---------      -------     ---------
BALANCE, MARCH 31, 1997       830,736       8      (518)      69,403     5,650     (210)   (75,450)      (1,414)       (8,181)

  Sale of treasury stock                                                (1,237)      46                                    46

  Accrued dividends and
   accretion on redeemable
   preferred stocks                                                                        (24,337)                   (24,337)

  Cumulative translation
   adjustment                                                                                              (816)         (816)

  Net loss                          -       -         -            -         -        -   (197,446)           -      (197,446)
                              -------     ---     -----      -------     -----    -----  ---------      -------     ---------
BALANCE, MARCH 31, 1998       830,736       8     $(518)     $69,403     4,413    $(164) $(297,233)     $(2,230)    $(230,734)
                              -------     ---     -----      -------     -----    -----  ---------      -------     ---------
                              -------     ---     -----      -------     -----    -----  ---------      -------     ---------

See Notes to Consolidated Financial Statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------

                                                                      YEAR ENDED               YEAR ENDED             YEAR ENDED
                                                                       MARCH 31,                MARCH 31,               MARCH 31,
                                                                         1998                     1997                   1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                             $(197,446)              $ (41,818)              $(12,057)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Extraordinary Item                                                       -                    22,438                    -
    Deferred Taxes                                                            (4)                    (86)                    41
    Depreciation                                                           8,213                   4,896                  2,844
    Amortization of intangible assets                                      8,627                   5,528                  3,208
    Amortization of minimum royalty and other assets                       4,364                   4,285                  1,999
    Impairment of long-lived assets                                       85,419                     -                      -
    Amortization of deferred financing fees                                2,124                   3,202                  2,616
    Other non-cash interest expense                                        1,190                   1,820                  1,312
    Non-cash interest income                                                (209)                    -                      -

  Changes in operating assets and liabilities,
   net of effects of investments and acquisitions:
     Accounts receivable                                                  16,380                  (8,655)               (16,636)
     Inventories                                                          (1,482)                (11,070)                (7,561)
     Prepaid expenses and other assets                                       951                  (4,209)                (2,550)
     Accounts payable                                                     11,220                  (1,663)                 6,284
     Accrued expenses and other current liabilities                        3,284                  (6,240)                (3,288)
     Other                                                                 2,228                  (3,871)                  (388)
                                                                        --------               ---------               --------
           Net cash used in operating activities                         (55,141)                (35,443)               (24,176)
                                                                        --------               ---------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (11,410)                 (9,330)                (8,166)
  Proceeds from sale of property                                           1,823                     -                      -
  Acquisition of businesses, net of cash acquired                            -                   (95,392)                 1,384
  Investment in joint venture, net of cash acquired                         (546)                    -                      -
  Purchase of marketable securities                                          -                   (22,625)                   -
  Sale of marketable securities                                           21,598                     -                      641
  Other investing activities                                                (919)                 (1,208)                   -
                                                                        --------               ---------               --------
           Net cash provided by / (used in) investing
            activities                                                    10,546                (128,555)                (6,141)
                                                                        --------               ---------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Senior Secured Credit Facility                               -                   117,500                    -
  Repayment of Senior Secured Credit Facility                                -                  (117,500)                   -
  Issuance of Senior Notes                                                   -                   200,000                    -
  Proceeds from 1997 Credit Facility                                      73,470                     -                      -
  Repayments on 1997 Credit Facility                                     (17,916)                    -                      -
  Payment of minimum royalty obligations                                  (3,125)                 (2,148)                (1,259)
  Proceeds of issuance of Series A Preferred Stock                           -                    18,955                    -
  Redemption of Series A Preferred Stock                                     -                   (20,434)                   -
  Net proceeds of issuance of Series B Preferred Stock                       -                    75,451                    -
  Issuance of warrants                                                       -                    32,867                    -
  Net proceeds from issuance of common stock                                 -                     9,750                    -
  Net redemption of Old Senior Notes                                         -                   (65,000)                   -
  Early retirement of debt                                                   -                   (10,725)                   -
  Net proceeds (repayment) of Old Credit Facility                            -                   (57,000)                27,000
  Proceeds from sale of treasury stock                                        46                     -                      175
  Purchase of treasury stock                                                 -                       -                     (135)
  Payment of financing costs                                                (901)                (18,431)                (1,033)
                                                                        --------               ---------               --------
           Net cash provided by financing activities                      51,574                 163,285                 24,748
                                                                        --------               ---------               --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  6,979                    (713)                (5,569)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               719                   1,432                  7,001
                                                                        --------               ---------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  7,698               $     719               $  1,432
                                                                        --------               ---------               --------
                                                                        --------               ---------               --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                            $ 27,197               $  12,800               $ 14,604
                                                                        --------               ---------               --------
                                                                        --------               ---------               --------
    Income taxes                                                        $  1,021               $   1,825               $    880
                                                                        --------               ---------               --------
                                                                        --------               ---------               --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  TRANSACTIONS:
   Accrued dividends and accretion on redeemable
    preferred stocks                                                      24,337                  14,068                  1,333
   Other liability - present value of minimum royalties                    4,342                   1,348                  1,398

See Notes to Consolidated Financial Statements.

RENAISSANCE COSMETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  CURRENT OPERATING ENVIRONMENT

Renaissance Cosmetics, Inc. (sometimes referred to herein as "Renaissance" or the "Holding Company") and its subsidiaries (sometimes referred to herein as the "operating subsidiaries") (collectively, the "Company") is reporting operating income for the year ended March 31, 1998 that is significantly lower than for the year ended March 31, 1997, primarily as a result of four factors.

The first factor relates to operational events, of which there are three primary components. First, management believes, based on the results of operations for the year ended March 31, 1998, that the mass market fragrance industry has undergone a permanent change. Second, profitability in the Fragrance Division was adversely affected in the year ended March 31, 1998 by higher than expected costs of goods sold and freight due to difficulties encountered in integrating the manufacturing of new brand products acquired in the MEM Acquisition (as defined in Note 3) and the P&G Brands Acquisition (as defined in Note 3) into the Company's manufacturing facility located in Mountain Top, Pennsylvania (the "Mountain Top Facility"). Third, the year ended March 31, 1998 results reflect lower sales and profitability of the Company's Cosmar branded artificial nail products as compared to the year ended March 31, 1997, which the Company attributes to increased competition from new entrants into the category resulting in loss of market share and higher product returns.

The second factor relates to the Company's decision to increase its reserves for the year ended March 31, 1998. As a result of the operational events discussed above, during the year ended March 31, 1998, the Company reviewed its balance sheet and determined that it should make adjustments to estimates and reserves reflected on its balance sheet that were based, when made, on the Company's prior historical experience. Such review also included a reassessment of the assumptions that should be used to arrive at estimates and reserves in light of these changing market conditions. The Company reviewed its estimates for customer charge-backs, sales returns and holiday markdowns, accounts receivable, inventory and trade promotion, among other items. As a result of this review, the Company's results of operations for the year ended March 31, 1998 includes adjustments of approximately $23.1 million to reflect actual costs that exceeded estimates and other changes to estimates that had been used in recording the prior years' results.

The third factor relates to the Company's decision to write-down certain of its long-lived assets. Based on the above developments during the year ended March 31, 1998, the Company conducted an evaluation of long-lived assets, including goodwill, based upon the Company's estimates of its current business plans for the Fragrance businesses within the Fragrance and International Divisions. As a result, during the year ended March 31, 1998, the Company recorded an impairment loss of $85.4 million relating to the write-down of such assets. (see Note 7)

The fourth factor relates to costs resulting from the Company's new business plan. In the year ended March 31, 1998, the Company recorded $35.1 million in costs relating to its new business plan, consisting of, among other things, additional sales returns, excess inventory, severance costs, facilities consolidation costs and professional fees. There can be no assurance that actual costs will not be greater than estimated. See the table below for a description of the costs recorded in the year ended March 31, 1998.


      (dollars in millions)
      Sales Returns and Markdown Provisions included
       in Net Sales                                                     $ 19.5
      Incremental excess inventory provisions included
      in Cost of Goods Sold                                               11.3
      Severance, Relocation and Recruiting                                 1.8
      Severance and asset write-offs relating to closing                   1.1
       businesses
      Professional fees                                                    1.4
                                                                 --------------
      Total                                                             $ 35.1
                                                                 --------------

The Company is restructuring on two fronts. Its operating subsidiaries are currently engaged in an operational restructuring of their respective businesses. Renaissance is about to begin a financial restructuring of its capital structure. The two are, in certain respects, separate and distinct from each other.

The Company believes that its operating subsidiaries have viable core businesses and growth brands that have the potential for improved operating and financial performance in 1998 and beyond. However, in order to improve their operating and financial performance, the operating subsidiaries must implement a costly operational restructuring in 1998, which will include numerous management and organizational changes and cost reduction programs. The operating subsidiaries have already (1) initiated many of these changes and (2) refocused their advertising and promotional programs to preserve and enhance the value of their growth brands. There can be no assurances that the operating subsidiaries will be successful in implementing their operational restructuring.

At the same time that its operating subsidiaries are implementing their operational restructuring, management believes that the Holding Company must implement a financial restructuring. To this end, the Holding Company intends to enter into negotiations with the holders of its Preferred Stock, Common Stock and 1997 Senior Notes to restructure these obligations with the goal of de-leveraging and strengthening its balance sheet. There can be no assurances that the Holding Company will be successful in implementing its financial restructuring.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred recurring net losses and as of March 31, 1998 has negative cash flows from operations, negative working capital, and a stockholders' deficiency. As discussed in Note 9, the Revolving Credit Lenders have agreed to waive compliance with the Maximum Leverage Ratio and the Minimum Interest Coverage Ratio through June 30, 1999 and the parties have revised the Minimum EBITDA covenant. As discussed in Note 9, the Company has an $11,750,000 interest payment due on the 1997 Senior Notes and has approximately $1,815,000 remaining in the Escrow Account toward such payment. These factors, among other things, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Holding Company does not believe that it will be able to fund the interest payment from cash flows from operations. Additionally, the terms of the 1997 Credit Facility prohibit the payment of such interest payment. There can be no assurance that the Holding Company will be successful in negotiating a financial restructuring on terms that it will consider acceptable, or at all, or that the terms of such financial restructuring will not impair the Holding Company's ability to conduct its business in accordance with its current business plan. Additionally, the Holding Company's ability to continue as a going concern is dependent on the Holding Company's ability to achieve its business plan.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS-The Company manufactures and sells its fragrance and cosmetic products principally through the mass-market or self-select distribution channel which includes drug stores, mass merchandisers, discount stores, supermarkets and combination supermarket/drug stores, primarily in the United States, Canada, Latin America and Europe.

PRINCIPLES OF CONSOLIDATION-The consolidated financial statements of the Company include the accounts of Renaissance and its subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated. Certain reclassifications were made to the March 31, 1997 and 1996 financial statements to conform to the current year's presentation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements. Estimates are used for allowances for doubtful accounts, sales returns, markdowns and other allowances, excess inventory, trade promotion and other accruals. Actual results could differ from those estimates.

The Company's re-examination of its business and the change in business strategy discussed in Note 1 have caused the Company to use significant estimates when calculating the appropriate provisions for sales returns and excess inventory. There can be no assurance that actual results will not exceed those estimates.

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

INVENTORIES - Inventories, as of March 31, 1998, are stated at the lower of cost on the first-in, first-out (FIFO) method or market. As of March 31, 1997, a portion of the inventory was stated at the lower of cost on the last-in, first-out (LIFO) method or market (See Note 5).

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost, and depreciation is computed primarily by the straight-line method over estimated service lives. Property, plant and equipment acquired through business combinations is stated at the estimated fair value at the date of purchase.

LONG-LIVED ASSETS -- During the year ended March 31, 1997, the Company adopted SFAS No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable (See
Note 7).

DEFERRED FINANCING COSTS - Deferred financing costs represent direct costs relating to closing on outstanding debt. These costs are being amortized over the life of the related debt.

FOREIGN CURRENCY TRANSLATION - For the Company's international operations, assets and liabilities are translated at year-end exchange rates and income statement amounts are translated at average exchange rates prevailing during the year. The cumulative translation adjustment represents principally the cumulative effect of changes during the year in the rate of exchange at the beginning and end of each month in translating net assets excluding certain intercompany liabilities. Foreign currency transaction gains and losses are included in other expense (income)-net.

REVENUE RECOGNITION - The Company recognizes revenue upon shipment to third parties. Net sales are gross sales less estimates for returns, markdowns and other allowances relating to shipments through the balance sheet date. These estimates are based upon historical experience and current estimates of products sold through to consumers.

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

EARNINGS PER COMMON SHARE - Basic earnings per common share is based on the weighted average number of common shares outstanding during the year. The effect of shares issuable upon exercise of warrants and stock options is anti-dilutive, therefore diluted earnings per share is not presented. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fiscal year ended March 31, 1998. Adoption of such statement did not have a material effect on the calculation of earnings per common share.

NEW ACCOUNTING PRONOUNCEMENTS- SFAS No. 129, "Disclosure of Information about Capital Structure" issued in February 1997 is effective for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure by superceding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

SFAS No. 130, "Reporting Comprehensive Income" issued in June 1997, is effective for fiscal years beginning after December 15, 1997 and requires presentation of total non-owner changes in equity for all periods displayed. The Company does not believe adoption of this statement will have a material impact on financial position or results of operations.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 131 requires, among other things, that financial and descriptive information be provided about its reportable operating segments. Under this statement, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise chief operating decision maker in deciding how to allocate resources and assess performance. The Company is evaluating the effects of adoption of this standard but does not believe that adoption of this standard will have a material effect on financial condition or results of operations.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 was issued to remedy the diversity in the approaches to accounting for internal-use software by providing guidance on expensing versus capitalization of costs, accounting for the costs incurred in the upgrading and amortization of capitalized cost software costs. These statements are effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effect such accounting pronouncements will have on financial condition and results of operations.

3.  ACQUISITIONS-

A.-DANA BRAZIL-On December 31, 1995, Dana Perfumes Corp. ("Dana") a wholly owned subsidiary of Cosmar Corporation ("Cosmar"), exercised its option to purchase the assets and liabilities of Perfumes Dana do Brasil for $100,000. For the year ended March 31, 1996, pro forma net sales, pro forma net loss, and pro forma net loss per share was $140,741,000, $(12,645,000), and $(17.58), respectively, assuming that the acquisition of Dana Brazil occurred on April 1, 1995. Such pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition taken place as of the beginning of the period presented, nor necessarily indicative of results that may be achieved in the future.

B--GREAT AMERICAN COSMETICS COMPANY.- On August 21, 1996, Cosmar, a wholly-owned subsidiary of Renaissance, completed its acquisition of all of the issued and outstanding capital stock of Great American Cosmetics Company ("GAC") (the "GAC Acquisition"). Through the purchase of GAC, Cosmar acquired the Nat Robbins brand name of cosmetics products. During the year ended March 31, 1997, the operations of GAC were integrated into Cosmar. The cash consideration for the GAC acquisition was $15,250,000. Concurrent with the closing, Cosmar repaid $808,000 of GAC indebtedness.

C-MEM COMPANY, INC.- On December 4, 1996, Renaissance, through its wholly-owned subsidiary, Renaissance Acquisition, Inc. ("RAI"), completed its acquisition (the "MEM Acquisition") of MEM Company, Inc ("MEM"). The aggregate cash consideration paid to the equity holders of MEM in connection with the MEM Acquisition was $19,787,000. In addition, in connection with the MEM Acquisition, the Company repaid all of MEM's outstanding indebtedness in an amount equal to $17,975,000. The brand names acquired from MEM include such names as English Leather, British Sterling, Love's Baby Soft and other well known brands. The Company also acquired the Tinkerbell brand name for children's cosmetics. The domestic operations of MEM were integrated into Dana during the year ended March 31, 1997.

D- ACQUISITION OF P&G BRANDS -On December 6, 1996, Dana completed its acquisition from The Procter & Gamble Company ("P&G") of the worldwide rights to manufacture and market certain mass-market fragrances (the "P&G Brands Acquisition"). The cash consideration paid was $43,263,000. In addition, Dana assumed certain specified trade-related obligations of the P&G Brands, including liability for returns of products under the P&G Brands sold prior to the closing and liabilities under certain advertising and business development commitments. Concurrent with the P&G Brands Acquisition, Dana entered into transition service agreements under which P&G continued the foreign marketing of the P&G Brands through June 30, 1997. Such transition agreements expired on June 30, 1997, and Dana, through its UK subsidiary, began marketing the P&G Brands in the UK and in parts of Europe. The domestic sales of the P&G Brands were integrated into Dana.

The above acquisitions have been accounted for by the purchase method. The consolidated financial statements include the results of operations of these acquisitions subsequent to their respective dates of acquisition.

The GAC, MEM and P&G Brands acquisitions, if they had occurred at the beginning of each period, would have pro forma results as follows:

                                                         PRO FORMA
                                           -------------------------------------
                                                YEAR ENDED        YEAR ENDED
                                                 MARCH 31,         MARCH 31,
                                                   1997              1996
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

Net sales                                        $ 245,796      $ 240,774
                                                 ----------     ----------
                                                 ----------     ----------
Loss before extraordinary item applicable to
    common stockholders                          $ (42,620)     $ (36,318)
                                                 ----------     ----------
                                                 ----------     ----------
Loss before extraordinary item applicable to
    common stockholders per common share         $  (51.66)     $  (44.13)
                                                 ----------     ----------
                                                 ----------     ----------

The above pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions taken place as of the beginning of each period, nor necessarily indicative of results that may be achieved in the future.

4.  MARKETABLE SECURITIES

Marketable securities consist of the following:

                                                     MARCH 31,
                                                 1998        1997
                                                   (IN THOUSANDS)

  Short term:
  U.S. Treasury Notes                           $1,815     $ 9,331
  Certificate of deposit                             -       5,000
  Other                                            119           -
                                                ------     -------
     Total Short-Term Marketable Securities     $1,934     $14,331
                                                ------     -------
                                                ------     -------
  Long Term:
US Treasury Notes                               $    -     $ 8,468
                                                ------     -------
                                                ------     -------

As discussed in Note 9, marketable securities of $1,815,000 and $17,799,000 at March 31, 1998 and 1997, respectively were held in an escrow account for interest payments on the Senior Notes.

5.  INVENTORIES

The components of inventories are as follows:

                                                   MARCH 31,
                                               1998        1997
                                                (IN THOUSANDS)
Raw materials and components                 $27,231     $30,453
Work in process                                1,287       2,413
Finished goods                                26,302      22,688
                                             -------     -------
                                             $54,820     $55,554
                                             -------     -------
                                             -------     -------


At March 31, 1997 approximately 61.8% of the Company's inventories were stated at the lower of LIFO cost or market. At March 31, 1997, the excess of current replacement cost over the stated LIFO value was $0. Effective April 1, 1997, the Company's inventories that were on the LIFO method of accounting converted to the FIFO method of accounting. Adoption of this method of accounting did not have a material effect on financial condition or results of operations.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                   MARCH 31,
                                               1998        1997
                                                (IN THOUSANDS)
Land                                         $   477     $   531
Buildings                                     13,632      15,571
Machinery and equipment                       16,593      10,170
Computer equipment                             9,795       7,484
Leasehold improvements                         1,300       1,352
                                             -------     -------
                                              41,797      35,108
Accumulated depreciation                      17,387       8,527
                                             -------     -------
                                             $24,410     $26,581
                                             -------     -------
                                             -------     -------

7.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                   MARCH 31,
                                               1998       1997
                                                (IN THOUSANDS)
Trademarks                                   $53,255    $ 60,817
Goodwill                                      44,969     123,957
                                             -------    --------

                                              98,224     184,774
                                             -------    --------

Accumulated amortization                       9,810      10,597
                                             -------    --------

                                             $88,414    $174,177
                                             -------    --------
                                             -------    --------


Trademarks, which consist primarily of those acquired through business combinations, are being amortized on a straight-line basis, over their estimated useful lives, which ranged from 20 to 40 years at March 31, 1997. Goodwill, which represents the excess of the cost of purchased businesses over the fair value of their net assets at date of their acquisition, is being amortized on a straight-line basis, over various periods ranging from 5 to 25 years.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations there were no adjustments to the carrying value of long-lived assets during the year ended March 31, 1997. However, certain assets that were still in use, primarily intangible assets, including goodwill, met the test for impairment during the year ended March 31, 1998. The revised carrying values of such assets were calculated based on discounted estimated future cash flow and resulted in a pre-tax non-cash charge of $81,609,000 (which included a write-down of the minimum royalty asset and other assets included in other assets of $2,837,000 and a write-down of fixed assets of $510,000). The write-off of such intangible assets was net of accumulated amortization of $9,383,000.

The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying amount with its fair value less cost to sell. In March 1998, the Company recorded a charge of $3,810,000 relating to assets (including fixed assets of $136,000) of certain foreign subsidiaries that the Company intends to sell or close.

As a result of the SFAS 121 charge, depreciation and amortization expenses related to certain assets will be reduced in future periods. In conjunction with the review for impairment, the estimated useful lives of certain assets were reviewed. This review resulted in the acceleration of amortization expense for certain trademarks, thus changing the range of useful lives for trademarks to 19-25 years at March 31, 1998.

8.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                          MARCH 31,
                                                                      1998        1997
                                                                       (IN THOUSANDS)
Accrued costs relating to Company's business restructuring plan     $12,090     $   ---
Accrued trade promotion                                               8,905       6,129
Accrued interest payable                                              5,055       4,562
Accrued pension termination liability                                 4,693       4,900
Other liabilities from purchased businesses                           4,078       9,993
Current portion of minimum royalty obligation                         2,569       4,006
Accrued salaries and other employee benefits                          1,616       1,592
Other                                                                 7,000       9,140
                                                                    -------     -------
                                                                    $46,006     $40,322
                                                                    -------     -------
                                                                    -------     -------

9.  DEBT

a. 1997 SENIOR NOTES: On February 7, 1997, the Holding Company completed the sale of $200,000,000 aggregate principal amount of its 11 3/4% Senior Notes due 2004 (the "Senior Notes"). Interest is payable semi-annually on August 15 and February 15. The Senior Notes may be redeemed at the option of the Company on or after February 15, 2002, initially at 103.358, declining to 101.679 on or after February 15, 2003, together with accrued interest. Under certain circumstances as defined in the indenture agreement (the "Indenture"), the Senior Notes may be redeemed earlier at the option of the Holding Company. These Senior Notes were issued in an offering not registered or required to be registered under the Securities Act of 1933 (the "Act"). On March 24,
1997, the Holding Company filed a Registration Statement on Form S-4 (which became effective on May 8, 1997) in order to register new notes (the "1997 Senior Notes") under the provisions of the Act, to be issued in exchange for the Senior Notes. On June 8, 1997, the Holding Company completed the exchange of its entire outstanding principal amount of Senior Notes for a like amount of its 1997 Senior Notes which were registered under the Act. The proceeds from the Senior Notes were used to repay then outstanding indebtedness.

The 1997 Senior Notes are obligations exclusively of the Holding Company and are not guaranteed by any of the Holding Company's operating subsidiaries. In connection with the sale of the Senior Notes (prior to the exchange for the 1997 Senior Notes), the Holding Company transferred $17,500,000 to a newly-formed, single-purpose wholly-owned subsidiary, Renaissance Guarantor, Inc., a Delaware corporation ("RGI"), in exchange for a limited guarantee by RGI of the Holding Company's obligations under the Senior Notes. RGI placed such amount into an escrow account (the "Escrow Account") which will be used for interest payments. The 1997 Senior Notes are general unsecured obligations of the Holding Company except to the extent that they are collateralized by a first priority security interest in the Escrow Account. There are no sinking fund requirements relating to the 1997 Senior Notes.

Interest in the aggregate amount of $11,750,000 was due and payable on February 17, 1998. On February 13, 1998, the Holding Company requested that the trustee exercise its right to request the escrow agent to make available additional funds to pay the balance of the interest due to holders of the 1997 Senior Notes. On February 17, 1998, pursuant to the request of the trustee, the escrow agent released funds held in the escrow account and paid the interest payment in full. As of March 31, 1998, $1,815,000 remains in the Escrow Account that can be used for the interest payment. Based on the Holding Company's current and expected level of operations, the Holding Company does not

m
                                     F-15
expect to be able to pay the installment of interest due on August 15, 1998 from cash generated from operations. Additionally, the Holding Company is restricted from paying such interest payment by the terms of its 1997 Credit Facility. Therefore, the 1997 Senior Notes are classified as current liabilities at March 31, 1998. See discussion in Note 1 -Current operating environment for a discussion of the Holding Company's financial restructuring plans.

b.  1997 CREDIT FACILITY:

On March 12, 1997, Dana entered into its Revolving Credit Facility with General Electric Capital Corporation ("GECC") and the other lenders party thereto (collectively, the "Revolving Credit Lenders") (the "1997 Credit Facility"). The 1997 Credit Facility is guaranteed by each of the principal domestic operating subsidiaries and the Holding Company (which, together with Dana, are collectively referred to as the "Credit Parties").

The maximum borrowing amount under the 1997 Credit Facility, as amended on June 26, 1998, is (1) $75 million, subject to a borrowing base calculation based upon eligible inventory and accounts receivable, plus (2) as part of the $75 million, an overadvance component in the amount of $30 million. The $30 million overadvance component, which is a demand loan, is to be reduced to $15 million at December 31, 1998 and to zero at June 30, 1999. As of March 31, 1998,
(1) $55.6 million was outstanding under the 1997 Credit Facility (including an overadvance of $0.6 million) and (3) $1.7 million of letters of credit were outstanding.

Loans drawn under the 1997 Credit Facility bear interest at the Index Rate plus 2.00%. Overadvances bear interest at (i) the Index Rate (i.e., the higher of the prime rate as the overnight Federal Funds rate plus 0.5%) plus 4.00% through June 26, 1998, (ii) the Index Rate plus 5.5% through December 31, 1998 and (iii) the Index Rate plus 6.5% through June 30, 1999. For the year ended March 31, 1998, the Company's weighted average borrowing rate on the 1997 Credit Facility was 8.5%.

The 1997 Credit Facility is secured by all of the assets of the Credit Parties. In addition, the Credit Parties pledged 66% of the stock of their principal first-tier operating foreign subsidiaries and 100% of the stock of their principal first-tier operating domestic subsidiaries as additional collateral for the loans under the 1997 Credit Facility.

The 1997 Credit Facility, as amended, contains a number of convenants that restrict the operation of the Company, including restrictions on, among other things, (1) certain mergers, acquisitions or sales of the Company's assets or stock (other than stock of the Holding Company), (2) cash dividends and other distributions to equity holders of the Company, (3) interest payments with respect to the Company's indebtedness, (4) payments in respect of subordinated debt, (5) certain transactions with affiliates, (6) indebtedness and liens and (7) Restricted Payments. The 1997 Credit Facility also contains several financial covenants. The Revolving Credit Lenders have agreed to waive compliance with the Maximum Leverage Ratio and Minimum Interest Coverage Ratio through June 30, 1999, and the parties have revised the minimum EBITDA covenant. The Credit Parties have covenanted not to permit the outstanding amount of overadvances to exceed certain monthly set amounts.

The Revolving Credit Lenders have waived or consented to all of the Company's covenant violations since inception of the 1997 Credit Facility for all purposes thereunder except for purposes of the Restricted Payments covenant. As a result, the Holding Company is prohibited from making the following payments: (1) scheduled interest payments on the 1997 Senior Notes and Subordinated Seller Notes, (2) fees due and payable to Kidd Kamm pursuant to the Management Agreement between Kidd Kamm and the Holding Company, (3) payments to purchase, redeem or otherwise acquire the Common Stock (or options to acquire shares of Common Stock) held by former employees or their estates and (4) cash dividends on the Holding Company's 10% Preferred
Stock.

The Credit Parties have agreed to pay up to $1,000,000 in fees, of which $500,000 was paid on June 26, 1998. The amount and timing of payment of the balance will vary depending on certain circumstances. In addition, if there is a loan balance outstanding at December 31, 1998, the Credit Parties will pay an additional fee of $1,000,000, the timing of which is subject to certain circumstances.

The Company has classified its 1997 Credit Facility as current since the overadvances are demand loans and continued funding is dependent on the Company being able to meet its business plan. There can be no assurance that the Company will be able to meet its business plan. See Note 1 for a discussion of the Company's current operating environment.

c. SUBORDINATED SELLER NOTES:

The Subordinated Seller Notes are subordinated promissory notes of the Holding Company with an aggregate principal amount of $5,000,000 and accruing interest at 8% initially and escalating to 11% over an eight-year period with a balloon payment of principal and accrued interest on August 15, 2002. These notes were recorded at a discount of $1,500,000, yielding an effective interest rate of 14.48%.

10.  PREFERRED STOCK

a. 10% PREFERRED STOCK-The Holding Company issued for $10,000,000, 10,000 shares of cumulative exchangeable preferred stock (the "10% Preferred Stock") with a par value of $.01 per share. The proceeds from the sale of the redeemable preferred stock were reduced by the allocation of $350,000 to warrants issued with the preferred stock. The 10% Preferred Stock has an initial dividend of 10% per annum, and increases to 15% on August 15, 1999. Dividends are payable in cash, additional shares of 10% Preferred Stock or any combination thereof, at the option of the Holding Company, up to and including the August 15, 1997 dividend, and in cash thereafter. The dividend rate increases on August 15, 1997 for the period from August 15, 1997 to August 15, 1998 if cash dividends are not declared, to 12.5%, increasing again to 13 3/4% on August 15, 1998 for the period from August 15, 1998 to August 15, 1999 after which it increases to 15%. The payment of cash dividends is restricted by the 1997 Credit Facility, therefore dividend payments will continue in additional shares of stock and the Holding Company expects that such rate increases will occur.

The 10% Preferred Stock must be redeemed on August 15, 2002 for $10,000,000, plus all accumulated and unpaid dividends. The 10% Preferred Stock is exchangeable for an issue of the Holding Company's debt that has since been retired, under certain circumstances by the holders of the 10% Preferred Stock on or after August 15, 1997. Since the exchange did not occur before such debt was retired, such stock is not currently exchangeable.

b. SERIES B AND C PREFERRED STOCK- In August and September 1996, the Holding Company completed a private placement of 115,000 shares of the Holding Company's 14.0% Senior Redeemable Preferred Stock, Series B par value $0.01 per share (the "Series B Preferred Stock"). The proceeds from issuance of the Series B Preferred Stock were reduced by an allocation of $32,867,000 to the warrants issued with the Series B preferred stock (see note 11), and by the payment of approximately $7,451,000 of financing fees.

On April 28, 1997, the Holding Company completed an offer to exchange shares of 14.0% Senior Redeemable Preferred Stock, Series C (the "Series C Preferred Stock") which are registered under the Securities Act of 1933 for outstanding shares of its Series B Preferred Stock, which are subject to certain transfer restrictions, on a share for share basis. The Series C Preferred Stock has substantially the same terms as the Series B Preferred Stock but is not subject to transfer restrictions. Following the exchange, there were 775 shares of Series B Preferred Stock outstanding and 126,916 shares of Series C Preferred Stock Outstanding. Shares of Series B Preferred Stock and Series C Preferred Stock are together referred to as "Series B and C Preferred Stock" on the consolidated balance sheet as of March 31, 1998.

According to the terms of the Series B and C Preferred Stock, if the Holding Company does not pay cash dividends after November 17, 1997, the per annum dividend rate is increased by 0.25% during each quarter on which such non-cash dividend payment occurs, unless such non-cash payment has occurred during more than four quarters, in which case the per annum dividend rate will be increased by 0.5% in each quarterly period in which such non-cash payment occurs, to a maximum rate of 17% per annum. Thus, the effective quarterly dividend rate for the Series B and C Preferred Stock was 3.5625% for the period ended February 17, 1998 and was 3.625% for the period ended May 15, 1998. The Holding Company does not currently expect to pay cash dividends on the Senior Redeemable Preferred Stock and accordingly the effective quarterly dividend rate thereon will be increased as described.

c. SERIES A PREFERRED STOCK- In May and June 1996, the Holding Company issued $20,000,000 aggregate value of Series A Senior Redeemable Exchangeable Preferred Stock ("Series A Preferred Stock"). Such Series A Preferred Stock was retired on December 4, 1996.

11.  OPTIONS AND WARRANTS

a. STOCK OPTION PLAN - The 1994 Stock Option Plan was approved by the Holding Company's Board of Directors and stockholders in January 1995. At March 31, 1998, the Holding Company had reserved 136,320 shares of Common Stock under the plan. The plan provides for incentive and non-qualified stock options for employees. All options have been granted at exercise prices at or above fair market value at the date of grant and vest ratably over a four-year period. The Holding Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Determining compensation cost for the Holding Company's stock option plan based on the fair value at the grant date for awards during the years ended March 31, 1998, 1997 and 1996 consistent with the provisions of SFAS 123, would not have had a material effect on the Company's net loss and net loss per share.

At March 31, 1998, 48,823 shares were available for future grants under the stock option plan.

The following table summarizes the activity of options in the stock option plan.

                                                           WEIGHTED AVERAGE
                                               SHARES       EXERCISE PRICE
Options outstanding, March 31, 1995            65,863           $37.17

Granted                                        23,877           $37.17
Canceled                                      (13,512)          $37.17
                                              -------
Options outstanding, March 31, 1996            76,228           $37.17

Granted                                        40,736           $81.77
Canceled                                      (10,659)          $37.17
                                              -------

Options outstanding, March 31, 1997           106,305           $54.26
Granted                                        12,550           $96.23
Exercised                                      (1,237)          $37.17
Canceled                                      (31,358)          $56.80
                                              -------
Options outstanding, March 31, 1998            86,260           $63.27
                                              -------
                                              -------

Options exercisable, March 31, 1996            14,832           $37.17
                                              -------
                                              -------
Options exercisable, March 31, 1997            25,571           $37.17
                                              -------
                                              -------
Options exercisable, March 31, 1998            38,182           $47.06
                                              -------
                                              -------

The following table summarizes information about the Holding Company's stock options outstanding and exercisable as of March 31, 1998.

                              OPTIONS OUTSTANDING
                              -------------------
OUTSTANDING    WEIGHTED AVERAGE               WEIGHTED AVERAGE
SHARES         REMAINING CONTRACTUAL LIFE     REMAINING EXERCISE PRICE
  46,974               1.2 years                      $ 37.17
  17,236               2.5 years                      $ 90.00
  17,050               3.5 years                      $ 96.23
   5,000               2.8 years                      $104.00
  ------
  86,260
  ------
  ------

                              OPTIONS EXERCISABLE
                              -------------------
OUTSTANDING    WEIGHTED AVERAGE               WEIGHTED AVERAGE
SHARES         REMAINING CONTRACTUAL LIFE     REMAINING EXERCISE PRICE
  31,498               1.1 years                      $ 37.17
   4,309               2.5 years                      $ 90.00
   1,250               2.5 years                      $ 96.23
   1,125               2.8 years                      $104.00
  ------
  38,182
  ------
  ------

At March 31, 1998, because of Renaissance's financial restructuring plans, the Company believes that the fair value of the outstanding stock options is at or near $0.

b. OTHER EMPLOYEE STOCK OPTIONS - Dr. Bonoma had been granted stock options holding he had the right to acquire a total of 93,182 shares of common stock of the Holding Company. The earliest date on which these options could have become exercisable, generally was August 18, 1997, based on the value of the Holding Company's equity reaching certain thresholds; however, the valuation date is accelerated prior to that date (and if the thresholds are reached the options become exercisable) upon a sale or merger of the Holding Company or a public offering of the Holding Company's common Stock. Notwithstanding whether the earnings of the Holding Company meet any of the tests enunciated in the stock option agreement, Dr. Bonoma's estate will be entitled to exercise these options commencing on August 18, 2000. The above stock options had been authorized by the Holding Company's Board of Directors and granted outside of the Company's stock option plan. The exercise price for each purchasable share under this stock option is $37.17237.

c. STOCK PURCHASE WARRANTS- In 1994, the Holding Company issued 130,000 warrants in connection with an issue of its debt that has since been retired and 50,000 warrants in connection with its 10% Preferred Stock. Such warrants were detached in December 1994 and remain outstanding at March 31, 1998. The value allocated to the warrants aggregated $1,260,000. The warrants are exercisable and outstanding and expire on August 15, 2001. The exercise price of the warrants is $.01 per share.

In connection with the issuance of the Series B and C Preferred Stock, the Holding Company issued 115,000 warrants to purchase 341,550 shares of the Holding Company's common stock. The value allocated to the warrants was $32,867,000. The warrants are exercisable at any time and expire on August 15, 2001. These warrants have an exercise price of $.01 per share

12.  INCOME TAXES

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

The income tax provision (benefit) is composed of the following:

                            YEAR ENDED     YEAR ENDED    YEAR ENDED
                             MARCH 31,      MARCH 31,     MARCH 31,
                               1998          1997          1996
Current:
  Federal                    $      -      $      -       $   (279)
  State                           (24)          269            412
  Foreign                         940         1,139          1,112
                             --------      --------       --------
                                  916         1,408          1,245
                             --------      --------       --------
Deferred:
  Federal                           -             -              -
  State                             -             -           (100)
  Foreign                          (4)          (86)           160
                             --------      --------       --------
                                   (4)          (86)            60
                             --------      --------       --------
Total income tax provision   $    912      $  1,322       $  1,305
                             --------      --------       --------
                             --------      --------       --------

There is no Federal tax liability as a result of Federal tax operating losses in the amount of approximately $134,123,000. Such losses expire in accordance with provisions of applicable tax law and expire beginning in 2006 as follows:

                        AMOUNT                       DATE
               (dollars in thousands)
                     $      679                      2006
                          3,834                      2007
                          1,703                      2008
                            625                      2009
                          6,400                      2010
                         13,035                      2011
                         43,058                      2012
                         64,789                      2013


The future utilization of certain net operating loss carryforwards is subject to the provisions of Section 382 of the Internal Revenue Code in connection with changes in ownership. Net operating loss carryforwards of approximately $23,000,000 are subject to an annual Section 382 limitation of $5,600,000 and approximately $13,000,000 of net operating loss carryforwards are subject to an annual Section 382 limitation of $1,100,000.

The following reconciles the income tax provision computed at the Federal statutory income tax rate to the benefit recorded in the statement of operations:

                                                                YEAR ENDED
                                                                 MARCH 31,
                                                    1998           1997           1996
                                                        (dollars in thousands)
Federal benefit at statutory rate               $  (66,821)    $  (13,768)     $  (3,656)
Limitation of utilization of tax benefits           32,773         14,328          5,166
Benefit of carryback not previously recorded             -              -           (279)
State income taxes                                     (24)           269            311
Foreign income                                      13,617           (593)        (1,508)
Foreign taxes                                          936          1,053          1,271
Amortization                                        21,703
Life Insurance Proceeds                             (1,700)
Other                                                  428             33
                                                ----------     ----------      ---------
                                                $      912     $    1,322      $   1,305
                                                ----------     ----------      ---------
                                                ----------     ----------      ---------

The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             MARCH 31,
                                                          1998        1997
                                                        (dollars in thousands)
Current deferred income tax assets (liabilities):
    Allowance for sales returns                        $   14,908    $    4,962
  Inventory reserves                                        7,121         5,924
  Other non-deductible reserves                             9,365        13,567
  Royalties                                                   373         1,302
  Other, net                                                  (95)           42
                                                       ----------    ----------
                                                           31,672        25,797
  Less valuation allowance                                (31,672)      (25,797)
                                                       ----------    ----------
                                                                -             -
                                                       ----------    ----------
Non-current deferred income tax assets (liabilities):
  Depreciation                                               (935)       (1,967)
  Amortization of intangible assets                        (2,281)       (1,555)
  Federal net operating loss carryforwards                 45,602        20,255
  State net operating loss carryforwards                    9,381         2,524
  Foreign tax credit carryforwards                          2,660         1,860
                                                       ----------    ----------
                                                           54,427        21,117
  Less valuation allowance                                (54,427)      (21,117)
                                                       ----------    ----------
                                                       $        -    $        -
                                                       ----------    ----------
                                                       ----------    ----------
Deferred foreign tax liability                         $      154    $      158
                                                       ----------    ----------
                                                       ----------    ----------


Foreign pretax income (loss) was $(36,961,000), $1,746,000, and $4,447,000 for the years ended March 31, 1998, 1997, and 1996, respectively.

13.  COMMITMENTS AND CONTINGENCIES

a. LEASES - The Company leases certain warehouses, office facilities, and automobiles, under operating lease agreements, certain of which are subject to escalation, expiring at various dates.

Future minimum lease payments under noncancelable operating leases as of March 31, 1998 are as follows:


        MARCH 31,             AMOUNT
                       (dollars in thousands)
          1999               $  2,728
          2000                  2,350
          2001                  1,746
          2002                  1,006
          2003                    317
          Thereafter            1,156


Rent expense associated with operating leases for the years ended March 31, 1998,1997 and 1996 was $2,818,000, $2,007,000 and $1,999,000, respectively.

B. TERMINATED PENSION PLAN- On February 7, 1997, the Company closed the Northvale, New Jersey and Boucherville, Quebec facilities of MEM and Tom Fields Ltd. (a division of MEM) and terminated substantially all of the employees working at such facilities. The union employees in the Northvale facilities had been covered by a collective bargaining arrangement which included participation in the local union pension fund (the "Fund"). Closure of such plants and termination of the employees triggered an automatic withdrawal from the Fund In connection with such withdrawal the Company will incur an ERISA withdrawal liability, which has been estimated by the Fund's actuary at approximately $3,800,000. The actual payments may be made either in a lump-sum, or in equal quarterly installments over a period not to exceed twenty years, as calculated under a statutory formula. During the year ended March 31, 1998, the Company received an assessment from the Fund and began making quarterly payments of $69,000 on September 1, 1997.

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

As of March 31, 1998 the remaining accrued but unpaid pension liability is $4,693,000.

C. HOUBIGANT AND OTHER LICENSE AGREEMENTS The Company, Houbigant Inc. ("Houbigant") and other parties entered into license and sublicense agreements in 1994, as amended, ("the Houbigant License Agreements"), whereby the Company obtained certain exclusive rights to manufacture and sell on a worldwide basis certain fragrance products owned and licensed by Houbigant for initial periods of five and seven years. In connection with the Houbigant License Agreements, the Company paid Houbigant Inc. $5,000,000 as a prepayment of advance royalties that could be used to reduce future royalty payments when certain conditions are met. The Company has the option to renew the Houbigant License Agreements for up to seven successive five year periods. Pursuant to the Houbigant License Agreement , the Company is obligated to pay certain minimum annual royalties. During each renewal period, annual minimum royalties are adjusted based on increases in the Consumer Price Index.

The Company and Houbigant entered into a License Modification Agreement, dated March 20, 1998, pursuant to which Houbigant agreed, absent any defaults under the License Modification Agreement, to forbear, for a period of one year from March 20, 1998, from taking any action with respect to certain disputes and alleged defaults under the license agreements existing as of March 20, 1998 or any defaults which might occur during the forbearance period, with the exception of certain specified defaults. In consideration of this forbearance, (1) the first renewal period of five (5) years was bifurcated into two (2) sub-terms of two and one-half (2-1/2) years each, (2) the Company agreed to an early renewal of the License for the first 2-1/2 year sub-term (from July 1, 2001 through December 31, 2003), (3) the amount deemed to have been a prepayment of the royalties was reduced from $5,000,000 to $2,500,000 (with Houbigant retaining $2,500,000), and (4) the Company and Houbigant agreed on the allocation of the remaining $2,500,000 of prepaid royalties as credits against future royalties. The amendment to the agreement caused an increase in the minimum royalty asset of $4,592,000, and an increase in the minimum royalty liability of $4,342,000, with a reduction in current year amortization of $250,000. Additionally, the minimum royalty asset was among the long-lived assets reviewed for impairment in accordance with SFAS 121 (see Note 7)

Additionally, Cosmar has certain license agreements through which it is obligated to pay minimum royalty payments.

Future minimum royalty payments are as follows:

                                      YEAR ENDING
                                        MARCH 31,            AMOUNT
                                                    (dollars in thousands)
                                          1999                3,121
                                          2000                2,585
                                          2001                2,616
                                          2002                2,702
                                          2003                2,681
                                       Thereafter             1,999
                                                         ---------
Total minimum royalty payments                               15,704
Less: Amounts representing interest                           5,061
                                                         ---------
Present value of minimum royalty payments                    10,643
Current portion                                               2,569
                                                         ---------
Long-term portion                                             8,074
                                                         ---------
                                                         ---------

Royalty expense pursuant to minimum royalty agreements totaled $2,911,000, $2,848,000, and $1,931,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

As of March 31, 1998, the balance of the minimum royalty asset relating to the Houbigant royalties and the Cosmar minimum royalties (included within other assets) was $9,269,000.

14.  EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain of its executive officers, the terms of which expire at various times through October 31, 2000. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained. The employment agreements also provide for severance benefits, disability and death benefits and as to one director, a life insurance policy in his name. The aggregate minimum commitment for future salaries at March 31, 1998, excluding bonuses, was approximately $3,123,000. Additionally, as part of two employment agreements, options were reserved for issuance but have not been granted.

In connection with an employment agreement with Dr. Thomas V. Bonoma at March 31, 1997 the Company has a liability for $93,000, representing a bonus owed to his estate.

15.  LEGAL PROCEEDINGS

PREMIER SALES GROUP LITIGATION. The Holding Company, GAC and Cosmar were sued in the District Court of Jefferson County, Texas in August 1997 by Premier Sales Group, Inc. and David Gosdin (together, "PSG"), a former sales representative for the Nat Robbins brand. The complaint alleged (1) breach of contract, (2) unjust enrichment, (3) failure to provide an accounting, (4) fraud, (5) interference with business relations and prospective advantage,
(6) breach of duty of good faith and fair dealing and (7) violation of certain sections of the Texas Business and Commerce Code Sections 35.81, et seq., and sought actual, statutory, special, punitive and exemplary damages in amounts to be proven at trial. The Holding Company, Cosmar and GAC denied all the material allegations of the complaint, and filed a third party complaint against the sellers of GAC (the "Sellers") in November 1997 seeking damages for breach of representations and warranties in the Stock Purchase Agreement and indemnification pursuant to the terms of the Stock Purchase Agreement. In March 1998, PSG, the Holding Company, Cosmar, GAC and the Sellers entered into settlement agreements pursuant to which (a) $299,999.99 of the $500,000 held in an escrow account set up under the Stock Purchase Agreement was released from the escrow account and delivered to PSG, (b) $30,000 of the amount remaining in the escrow account was delivered to the Holding Company, Cosmar and GAC to be applied against outstanding attorneys' fees for the litigation, (c) the balance of the escrow account was delivered to the Sellers, and (d) all parties signed mutual releases (except that the Holding Company, GAC and Cosmar did not release any claims arising under the existing consulting agreements with the Sellers). The litigation was dismissed with prejudice by order entered on March 13, 1998.

ORIGINAL ADDITIONS. In November 1997, Cosmar filed a AAA arbitration claim against Original Additions (Beauty Products), Ltd. ("Original Additions"), a former distributor of Cosmar products in the United Kingdom, seeking recovery of approximately $130,000 owed to Cosmar pursuant to a distribution agreement between the parties. On the same day, Original Additions filed a complaint in Superior Court in Los Angeles County, California, against the Company, Cosmar and Dana U.K. Limited ("Dana U.K."), another subsidiary of the Company. The complaint alleges (1) breach of contract, (2) interference with and conspiracy to interfere with contract, (3) unfair competition and conspiracy to unfairly compete and (4) fraud. Original
Additions is seeking reformation of the original distribution agreement, declaratory relief with respect to its alleged right of set-off and compensatory and punitive damages in amounts to be proven. In April 1998, the parties executed an Agreement pursuant to which (a) they agreed to submit their claims to binding arbitration before a retired judge from the Los
Angeles or Orange County Superior Court or the United States District Court for the Central District of California, (b) Cosmar agreed to withdraw its arbitration demand without prejudice and (c) Original Additions agreed to dismiss the litigation without prejudice. The parties have thirty days after the execution of the Agreement to serve their claims on each other and the arbitrator. The arbitration is to be commenced on or before December 31, 1998, unless extended by mutual agreement of the parties. The Company does not believe that the outcome of this litigation will have a material effect on financial position or results of operations.

OTHER LITIGATION. The Company is involved from time to time in various legal proceedings arising from the ordinary course of business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material effect on the financial condition or results of operations of the Company.

16.  RETIREMENT PROGRAMS

The Company has a 401(k) Pension Plan for all U.S. employees, with the exception of Dana union members for which the Company maintains a separate 401(k) plan. The Plans are available to all employees who have been employed continuously for at least six months. The participants contribution ceiling is 20% of their annual compensation, as defined, and a matching contribution is provided by the Company at 50% of the first 6% of the participants' salary for the non-union members and 12 1/2% of the first 6% of the participants' salary for the union plan. The participants become fully vested after four years of service. The contributions made by the Company during the years ended March 31, 1998, 1997 and 1996 were $242,000, $393,000, and $166,000, respectively. Certain of the administrative expenses are paid by the Company, the Plans' sponsor.

MEM had a defined benefit pension plan covering substantially all of its non-union employees. The plan had been terminated prior to the acquisition.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data and to develop the estimates of fair value. Accordingly the estimates presented herein are not necessarily indicative of the amounts that the Holding Company could realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying values of cash and cash equivalents, accounts receivable and current liabilities (excluding the accrued interest on the Holding Company's Subordinated Seller Notes which are payable in 2002) approximate fair value because of the short-term maturities of those instruments. The fair values of the Holding Company's 1997 Senior Notes and Series B and C Preferred Stock and outstanding warrants, are estimated based upon quoted market prices. However, as there is not a very regular market for such securities, such quoted prices may vary depending on which broker is making the quote. The fair values of the Subordinated Seller Notes (and accrued interest thereon) and the 10% Preferred Stock are estimated based on rates currently available to the Holding Company for debt with similar terms and remaining maturities. The fair value of the 1997 Credit Facility is assumed to approximate cost at March 31, 1998.

                                                        Year Ended March 31,
                                               1998                         1997
                                      Fair Value  Carrying Amount  Fair Value   Carrying Amount
                                                    (dollars in thousands)
Cash & Cash Equivalents               $  7,698        $  7,698      $    719       $    719
Marketable Securities-Short Term         1,934           1,934        14,331         14,331
Marketable Securities-Long Term              -               -         8,468          8,468
Accounts Receivable                     32,995          32,995        48,837         48,837
Accounts Payable                        33,099          33,099        21,612         21,612
Accrued Expenses (a)                    44,358          44,358        39,202         39,202
1997  Credit Facility                   55,554          55,554             -              -
1997 Senior Notes                      108,000         200,000       201,000        200,000
Subordinated Seller Notes (b)            6,041           5,720         5,725          4,997
10% Preferred Stock                      8,070          14,333        11,539         13,167
Series B and C Preferred Stock           7,089         109,925        94,037         86,660
Warrants issued in 1994                      -               -        17,321              -
Warrants issued in 1996                      -          32,867        32,867         32,867


(a)  Excluding accrued interest on Subordinated Seller Notes due in 2002

(b) Carrying amount includes accrued interest of $1,648,000 and $1,120,000 that is included in accrued expenses at March 31, 1998 and 1997, respectively

18.  CONCENTRATION OF CREDIT RISK

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

The Company sells a significant portion of its products through third-party drug store and discount retailers and as a result, maintains individually significant accounts receivable balances with major retailers. If the financial condition and operation of these retailers deteriorate below critical levels, the Company's operating results could be adversely affected. An allowance for doubtful accounts and sales returns is maintained at a level which management believes is sufficient to cover potential credit losses. The ten largest accounts receivable balances collectively represented 50% and 66% of total accounts receivable at March 31, 1998 and 1997, respectively. Sales to the top ten customers represented 55%, 46% and 50% of gross revenues during the years ended March 31, 1998, 1997 and 1996. One customer accounted for 13% and 12% of the Company's gross revenues for the years ended March 31, 1998 and 1997, respectively. No single customer accounted for greater than 10% of the Company's gross revenues for the year ended March 31, 1996.

19.  RELATED PARTIES

The Company records fees payable to Kidd, Kamm & Company ("Kidd Kamm"), a related party. Other (income) expense net for the year ended March 31, 1998 includes $675,000 of fees payable to Kidd Kamm. Approximately $356,000 were paid. As of August 15, 1997, such payments were restricted by the terms of the Company's 10% Preferred Stock. In connection with the closing of the Senior Notes, the Company paid a fee of $1,350,000 to Kidd Kamm, which has been reflected as deferred financing costs.

In December 1995, the holders of the Subordinated Seller Notes sold such notes to a third party who is a holder of a substantial portion of the Company's
10% Preferred Stock (the "Holder"). In a related transaction, the Company signed an agreement with the Holder, whereby in exchange for $225,000, the Company agreed not to pursue any claims against the Holder relating to the acquisition of Cosmar. All other terms and provisions of the sellers' note remained the same.

20. INFORMATION CONCERNING FINANCIAL REPORTING FOR SEGMENTS AND OPERATIONS IN GEOGRAPHIC AREAS

The Company, through its operating subsidiaries, is engaged in two main businesses, the manufacturing and marketing of fragrances and associated products and the manufacturing and marketing of cosmetics products.

Year ended March 31, 1998:

                                  FRAGRANCES      COSMETIC     CORPORATE     ELIMINATIONS    CONSOLIDATED
Sales to unaffiliated customers   $  108,577      $  71,119            -      $       -       $  179,696
  Intercompany sales                  14,739      $       -            -        (14,739)               -
                                  ----------      ---------    ---------      ---------       ----------
                                  ----------      ---------    ---------      ---------       ----------
      Net Sales                   $  123,316      $  71,119                   $ (14,739)      $  179,696
                                  ----------      ---------                   ---------       ----------
                                  ----------      ---------                   ---------       ----------
Operating income (loss)           $ (139,875)     $ (12,587)   $ (16,633)     $    (252)      $ (169,347)
                                  ----------      ---------    ---------      ---------       ----------
                                  ----------      ---------    ---------      ---------       ----------
Identifiable assets               $  120,520      $ 107,006    $  12,958      $       -       $  240,484
                                  ----------      ---------    ---------      ---------       ----------
                                  ----------      ---------    ---------      ---------       ----------
Depreciation and amortization     $   13,579      $   6,815    $     558      $     252       $   21,204
                                  ----------      ---------    ---------      ---------       ----------
                                  ----------      ---------    ---------      ---------       ----------
Capital expenditures              $    7,272      $   4,005    $     133      $       -       $   11,410
                                  ----------      ---------    ---------      ---------       ----------
                                  ----------      ---------    ---------      ---------       ----------

Year ended March 31, 1997:

                                  FRAGRANCES      COSMETIC     CORPORATE     ELIMINATIONS    CONSOLIDATED
Sales to unaffiliated customers   $  110,662     $  63,950     $       -      $       -       $  174,612
Intercompany sales                     2,536           322             -         (2,858)               -
                                  ----------     ---------     ---------      ---------       ----------
      Net Sales                   $  113,198     $  64,272                    $  (2,858)      $  174,612
                                  ----------     ---------                    ---------       ----------
                                  ----------     ---------                    ---------       ----------
Operating income (loss)           $    5,360     $   9,803     $ (10,639)     $       -       $    4,524
                                  ----------     ---------     ---------      ---------       ----------
                                  ----------     ---------     ---------      ---------       ----------
Identifiable assets               $  217,077     $ 108,229     $  36,077      $       -       $  361,383
                                  ----------     ---------     ---------      ---------       ----------
                                  ----------     ---------     ---------      ---------       ----------
Depreciation and
  amortization                    $    9,307     $   4,841     $     561      $       -       $   14,709
                                  ----------     ---------     ---------      ---------       ----------
                                  ----------     ---------     ---------      ---------       ----------
Capital expenditures              $    6,715     $   2,141     $     474      $       -       $    9,330
                                  ----------     ---------     ---------      ---------       ----------
                                  ----------     ---------     ---------      ---------       ----------

Year ended March 31, 1996:

                          FRAGRANCES   COSMETIC   CORPORATE    CONSOLIDATED
Net sales (A)               $83,153     $48,133    $      -      $131,286
                            -------     -------    --------      --------
                            -------     -------    --------      --------
Operating income (loss)     $ 7,609     $ 9,160    $ (8,318)     $  8,451
                            -------     -------    --------      --------
                            -------     -------    --------      --------
Identifiable assets         $90,709     $83,074    $ 10,836      $184,619
                            -------     -------    --------      --------
                            -------     -------    --------      --------
Depreciation and
  amortization              $ 4,535     $ 3,305    $    211      $  8,051
                            -------     -------    --------      --------
                            -------     -------    --------      --------
Capital expenditures        $ 4,339     $ 1,942    $  1,885      $  8,166
                            -------     -------    --------      --------
                            -------     -------    --------      --------


There were no material intersegment sales during the year ended March 31, 1996.

Information related to the Company's operations in different geographic areas is shown below:

Year ended March 31, 1998:

                                     UNITED                 LATIN     EUROPE, AFRICA
                                     STATES       CANADA   AMERICA   AND THE FAR EAST   ELIMINATIONS  CONSOLIDATED
Sales to Unaffiliated Customers     $ 130,958   $  8,998   $16,242       $ 23,498        $       -     $ 179,696
  Intercompany Sales                   14,229        203         -            307          (14,739)            -
                                    ---------   --------   -------       --------        ---------     ---------
Net sales                           $ 145,187   $  9,201   $16,242       $ 23,805        $ (14,739)    $ 179,696
                                    ---------   --------   -------       --------        ---------     ---------
                                    ---------   --------   -------       --------        ---------     ---------
Net income (loss)                   $(160,405)  $(18,229)  $(3,556)      $(15,256)                     $(197,446)
                                    ---------   --------   -------       --------                      ---------
                                    ---------   --------   -------       --------                      ---------
Identifiable
  assets                            $ 212,596   $  4,253   $ 6,607       $ 17,028                      $ 240,484
                                    ---------   --------   -------       --------                      ---------
                                    ---------   --------   -------       --------                      ---------


Year ended March 31, 1997:

                                     UNITED                 LATIN     EUROPE, AFRICA
                                     STATES       CANADA   AMERICA   AND THE FAR EAST   ELIMINATIONS  CONSOLIDATED
Sales to Unaffiliated Customers     $ 139,174   $10,609    $ 17,888     $  6,941         $      -      $174,612
  Intercompany Sales                    2,236       591           -           31           (2,858)            -
                                    ---------   --------   --------     --------         ---------     --------
Net sales                           $ 141,410   $ 11,200   $ 17,888     $  6,972         $  (2,858)    $174,612
                                    ---------   --------   --------     --------         ---------     --------
                                    ---------   --------   --------     --------         ---------     --------
Net income (loss)                   $ (42,428)  $    192   $  1,600     $ (1,182)                      $(41,818)
                                    ---------   --------   --------     --------                       --------
                                    ---------   --------   --------     --------                       --------
Identifiable
  assets                            $ 306,186   $ 15,759   $ 10,600     $ 28,838                       $361,383
                                    ---------   --------   --------     --------                       --------
                                    ---------   --------   --------     --------                       --------

Year ended March 31, 1996:

                   UNITED                  LATIN     EUROPE, AFRICA
                   STATES      CANADA     AMERICA   AND THE FAR EAST   CONSOLIDATED
Net sales(A)     $ 115,300    $  8,026    $  4,825     $   3,135        $ 131,286
                 ---------    --------    --------     ---------        ---------
                 ---------    --------    --------     ---------        ---------
Net income
  (loss)         $ (15,333)   $    260    $  1,436     $   1,580        $ (12,057)
                 ---------    --------    --------     ---------        ---------
                 ---------    --------    --------     ---------        ---------
Identifiable
  assets         $ 156,951    $  9,675    $  7,107     $  10,886        $ 184,619
                 ---------    --------    --------     ---------        ---------
                 ---------    --------    --------     ---------        ---------


There were no material Intercompany sales between geographic areas during the year ended March 31, 1996.

21.  EXTRAORDINARY ITEM

During the fourth quarter of Fiscal 1996, the Company recorded an extraordinary loss of $22,438,000, or $28.76 per share, relating to the early extinguishment of debt. The loss was composed of the redemption premiums on the Company's Old Senior Notes of $10,725,000, the write-off of deferred financing fees relating to the debt that was extinguished of $10,489,000, and the write-off of the remaining unamortized discount on the Old Senior Notes of $1,224,000. No tax benefit was recognized for the extraordinary item.

22.  RESTRUCTURING COSTS

Restructuring costs included in the statement of operations consists of the severance related to the Company's March 26, 1998 decision to close Parfums Dana SAIC in Argentina. Such costs totaled $567,000 of which $172,000 was unpaid at March 31, 1998.

23. OTHER SEVERANCE AND PROFESSIONAL FEES

(dollars in thousands)
Severance, Relocation and Recruiting                         $1,795
Professional fees                                             1,357
                                                          ----------
Total                                                        $3,152
                                                          ----------
                                                          ----------


The severance relocation and recruiting mentioned above represent costs of reorganizing the Company's management team. Professional fees included above include fees paid to outside parties to assist in the development and implementation of the Company's operational restructuring plan.

******